Form 10-Q
period 2008-09-30
VIBROSAUN INTERNATIONAL, INC.
filed 2008-11-10
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24379

VIBROSAUN INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Nevada	Applied for
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3884 East North Little Cottonwood Rd.

Salt Lake City, Utah 84092

(Address of Principal Executive Offices)

(801) 580-4555

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  October 30, 2008 - 1,499,824 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2008 and December 31, 2007

4

—

Unaudited Condensed Statements of Operations,

for the three months and nine months ended September 30, 2008 and 2007 and from re-entering the development

Stage on March 7, 1997 through September 30, 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007 and from re-entering the Development

Stage on March 7, 1997 through September 30, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$5,059	$3,716
Advances from related party	23,079	11,611
Interest Payable	1,965	921
Total Current Liabilities	30,103	16,248

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized
no shares issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized
1,499,824 shares issued and outstanding	1,500	1,500
Capital in excess of par value	-	-
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(31,453)	(17,598)
Total Stockholders’ Equity (Deficit)	(30,103)	(16,248)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

Note:  The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

					From Re-entering the
					Development
	For the		For the		Stage on
	Three Months Ended		Nine Months Ended		March 7, 1997
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	5,582	319	12,811	5,319	29,488
LOSS BEFORE OTHER INCOME (EXPENSE)	(5,582)	(319)	(12,811)	(5,319)	(29,488)

OTHER INCOME (EXPENSE):

Interest Expenses	(433)	(217)	(1,044)	(427)	(1,965)
LOSS BEFORE INCOME TAXES	(6,015)	(536)	(13,855)	(5,746)	(31,453)

TAX EXPENSE	-	-	-	-	-
NET LOSS	$(6,015)	$(536)	$(13,855)	$(5,746)	$(31,453)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

			From Re-entering
			of Development
	For the		Stage on
	Nine Months Ended		March 7, 1997
	September 30,		Through
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(13,855)	$(5,746))	$(31,453)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash services for stock	—	—	1,350
Changes in assets and liabilities:
Increase in accounts payable	1,343	---	5,059
Increase in accrued interest-related pary	1,044	427	1,965
Net Cash (Used) by Operating Activities	(11,468)	(5,319)	(23,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	11,468	5,319	23,079
Net Cash Provided by Financing Activities	11,468	5,319	23,079
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the nine months ended September 30, 2008:

          None

    For the nine months ended September 30, 2007:

           None

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Vibrosaun International, Inc. (“the Company”) was organized under the laws of the State of Nevada on October 22, 1986, as Morning Glory Mining, Inc.  The Company’s stockholders approved a quasi-reorganization effective as of March 7, 1997 [see Note 2].  The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Development Stage - The Company re-entered development stage in 1997 and is considered to be a development stage Company as defined in Statement of Financial Accounting Standards No. 7.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 – QUASI-REORGANIZATION

Commencing in 1997, the Company had a change in control and began to seek a new business venture and in accordance with SFAS No. 7, became a development stage company. The Company’s stockholders approved a quasi-reorganization effective as of March 7, 1997, that provided for a re-adjustment of its capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account.  Thus, the paid-in capital account was eliminated and the remaining deficit of $150 continues to be reflected as a retained deficit.  No other accounts were affected by this re-adjustment and the Company’s accounting will be substantially similar to that of a new enterprise.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and currently has no on-going operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - During the periods ended September 30, 2008, and 2007, the Company did not pay any compensation to its officers and directors, as the services provided by them have only been nominal.

Office Space - The Company has not had a need to rent office space. An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party - A stockholder of the Company or entity related to the stockholder has paid expenses on behalf of the Company. For the nine months ended September 30, 2008, and 2007, these payments amounted to $11,468 and $5,319, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At September 30, 2008, a balance of $23,079 is owing to the related party.

Accrued Interest - The Company has imputed interest at 10% per annum on balances owing to related parties.  At September 30, 2008, and December 31, 2007, the balance payable to related parties was $1,965 and $921, respectively.  Interest expense to related parties amounted to $1,044 and $427 for the nine months ended September 30, 2008, and 2007, respectively.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loss from continuing operations available to common stockholders
(numerator)	$ (6,015)	$ (536)	$ (13,855)	$ (5,746)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	1,499,824	1,499,824	1,499,824	1,499,824

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company currently has 10,000,000 shares of preferred stock authorized with a par value of $.001. At September 30, 2008, and December 31, 2007, the Company had no shares of preferred stock issued and outstanding.

Common Stock - The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001. At September 30, 2008, and December 31, 2007, the Company had 1,499,824 shares of common stock issued and outstanding.

Reverse Stock Split - On March 6, 1997, the Company effected a 250-for-1 reverse stock split. The reverse split has been applied retroactively to the financial statements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Contingencies -The Company has not been active for several years. Management believes that there are no unrecorded valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because of the likelihood that such an old liability would no longer be valid, no amount has been accrued in these financial statements for any such contingencies.

Income taxes - The Company was inactive from 1988 through 2007 and has not timely filed its income tax returns.  The Company is in the process of preparing its tax returns and believes there are no taxes owing at September 30, 2008, and December 31, 2007.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate.  Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective acquisition or business combination candidate as of the date of this Quarterly Report, it is impossible to predict the amount of any such costs or required advances.  Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm’s length transaction.

Results of Operations

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007.

The Company has had no operations during the quarterly period ended September 30, 2008, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,582 for the September 30, 2008, period compared to $319 for the September 30, 2007, period. General and administrative expenses for the three months ended September 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $6,015 for the September 30, 2008, period compared to a net loss of $536 for the September 30, 2007, period.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007.

The Company has had no operations during the nine months ended September 30, 2008, nor do we have operations as of the date of this filing.  General and administrative expenses were $12,811 for the nine months ended September 30, 2008, period compared to $5,319 for the September 30, 2007, period. General and administrative expenses for the nine months ended September 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $13,855 for the nine months ended September 30, 2008, period compared to a net loss of $5,746 for the September 30, 2007, period.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Nevada.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate, we may attempt to raise such funding through loans or through additional sales of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by David C. Merrell, President, and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael C. Brown, Secretary, Treasurer and director

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by David C. Merrell, President and director and Michael C. Brown, Secretary, Treasurer and director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

VIBROSAUN INTERNATIONAL, INC.

Date:	November 10, 2008	By:	/s/David C. Merrell

President, and Director

Date:	November 10, 2008	By:	/s/Michael C. Brown

Secretary, Treasurer and Director