Form 10-Q
period 2009-03-31
VIBROSAUN INTERNATIONAL, INC.
filed 2009-05-13
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 11, 2009 - 1,499,824 shares of common stock.

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

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2009 and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2009

and 2008 and from re-entering the development

Stage on March 7, 1997 through March 31, 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2009

and 2008 and from re-entering the Development

Stage on March 7, 1997 through March 31, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$34,231	$33,315
Advances - related party	34,972	26,253
Accrued interest - related party	3,117	2,427
Total Current Liabilities	72,320	61,995

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized
no shares issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized
1,499,824 shares issued and outstanding	1,500	1,500
Capital in excess of par value	-	-
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(73,670)	(63,345)
Total Stockholders’ (Deficit)	(72,320)	(61,995)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

Note:  The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

			From Re-entering the Development stage on March 7, 1997, through March 31, 2009

	For the Three Months Ended
	March 31,
	2009	2008

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	9,635	38	70,553
LOSS BEFORE OTHER INCOME (EXPENSE)	(9,635)	(38)	(70,553)
OTHER INCOME (EXPENSE):
Interest Expense	(690)	(289)	(3,117)
LOSS BEFORE INCOME TAXES	(10,325)	(327)	(73,670)

TAX EXPENSE	-	-	-

NET LOSS	$ (10,325)	$ (327)	$ (73,670)

LOSS PER COMMON SHARE	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

			From Re-entering
			of Development
	For the		Stage on
	Three Months Ended		March 7, 1997
	March 31,		Through
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(10,325)	$(327)	$(73,670)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash services for stock	—	—	1,350
Changes in assets and liabilities:
Increase in accounts payable	916	---	34,231
Increase in accrued interest-related party	690	289	3,117
Net Cash (Used) by Operating Activities	(8,719)	(38)	(34,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	8,719	38	34,972
Net Cash Provided by Financing Activities	8,719	38	34,972
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the three months ended March 31, 2009:

          None

    For the three months ended March 31, 2008:

           None

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Vibrosaun International, Inc. (“the Company”) was organized under the laws of the State of Nevada on October 22, 1986 as Morning Glory Mining, Inc.  The Company’s stockholders approved a quasi-reorganization effective as of March 7, 1997 [see note 2].  The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2009 and 2008, the Company did not pay any compensation to its officers and directors, as the services provided by them have only been nominal.

Office Space – The Company has not had a need to rent office space. An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A stockholder of the Company or entity related to the stockholder has paid expenses on behalf of the Company. For the three months ended March 31, 2009 and 2008 these payments amounted to $8,719 and $38, respectively.  The Company has accounted for any such payments as advances payable to the related party. At March 31, 2009 a balance of $34,972 is owing to the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2009, and December 31, 2008, the balance payable to related parties was $3,117 and $2,427, respectively. Interest expense to related parties amounted to $690 and $289 for the periods ended March 31, 2009 and 2008, respectively.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2009	2008

Loss from continuing operations available to common stockholders (numerator)	$ (10,325)	$ (327)

Weighted average number of common shares outstanding
used in loss per share for the period (denominator)	1,499,824	1,499,824

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - CAPITAL STOCK

Preferred Stock – The Company currently has 10,000,000 shares of preferred stock authorized with a par value of $.001 par value. At December 31, 2008 and March 31, 2009, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2008 and March 31, 2009, the Company had 1,499,824 shares of common stock issued and outstanding.

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

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax provisions at March 31, 2009, and 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended March 31, 2009, and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2009, and December 31, 2008.

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

Net deferred tax liabilities consist of the following components as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Deferred tax assets:
NOL Carryover	$10,583	$9,502
Related Party Accruals	467	-
Valuation allowance	(11,050)	(9,502)
Net deferred tax asset	$-	$-

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2009 and 2008 due to the following:

	2009	2008
Book Income (statutory rate)	$(1,549)	$(49)
Related Party Accruals	103	-
Valuation allowance	1,446	49
Tax at effective rate	$-	$-

At March 31, 2009, the Company had net operating loss carryforwards of approximately $70,000 that may be offset against future taxable income from the year 2009 through 2028.  No tax benefit has been reported in the March 31, 2009 or 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008.

The Company has had no operations during the quarterly period ended March 31, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $9,635 for the March 31, 2009, period compared to $38 for the March 31, 2008, period. General and administrative expenses for the three months ended March 31, 2009, were comprised mainly of accounting and legal fees. We had a net loss of $10,325 for the March 31, 2009, period compared to a net loss of $327 for the March 31, 2008, period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

VIBROSAUN INTERNATIONAL, INC.

Date:	May 11, 2009	By:	/s/David C. Merrell
David C. Merrell
President, and Director

Date:	May 11, 2009	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer and Director