Form 10-Q
period 2009-06-30
VIBROSAUN INTERNATIONAL, INC.
filed 2009-08-05
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 4, 2009 - 1,499,824 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

VIBROSAUN INTERNATIONAL, INC.

[ A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2009 and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2009

and 2008 and from re-entering the development

Stage on March 7, 1997 through June 30, 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2009

and 2008 and from re-entering the Development

Stage on March 7, 1997 through June 30, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$38,349	$33,315
Advances - related party	42,801	26,253
Accrued interest - related party	4,008	2,427
Total Current Liabilities	85,158	61,995

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized
no shares issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized
1,499,824 shares issued and outstanding	1,500	1,500
Capital in excess of par value	-	-
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(86,508)	(63,345)
Total Stockholders’ (Deficit)	(85,158)	(61,995)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

Note:  The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

					From Re-entering the
					Development
	For the		For the		Stage on
	Three Months Ended		Six Months Ended		March 7, 1997
	June 30,		June 30,		Through
	2007	2008	2009	2008	June 30, 2009
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	11,947	7,191	21,582	7,229	82,500
LOSS BEFORE OTHER INCOME (EXPENSE)	(11,947)	(7,191)	(21,582)	(7,229)	(82,500)

OTHER INCOME (EXPENSE):

Interest Expenses	(891)	(322)	(1,581)	(611)	(4,008)
LOSS BEFORE INCOME TAXES	(12,838)	(7,513)	(23,163)	(7,840)	(86,508)

TAX EXPENSE	-	-	-	-	-
NET LOSS	$(12,838)	$(7,513)	$(23,163)	$(7,840)	$(86,508)

LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements .

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

			From Re-entering
			of Development
	For the		Stage on
	Six Months Ended		March 7, 1997
	June 30,		Through
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(23,163)	$(7,840)	$(86,508)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash services for stock	—	—	1,350
Changes in assets and liabilities:
Increase in accounts payable	5,034	2,391	38,349
Increase in accrued interest-related party	1,581	611	4,008
Net Cash (Used) by Operating Activities	(16,548)	(4,838)	(42,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	16,548	4,838	42,801
Net Cash Provided by Financing Activities	16,548	4,838	42,801
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the three months ended June 30, 2009:

          None

    For the three months ended June 30, 2008:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts”, SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142”, SFAS No. 165, “Subsequent Events”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 161, 162, 163, 164, 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended June 30, 2009 and 2008, the Company did not pay any compensation to its officers and directors, as the services provided by them have only been nominal.

Office Space – The Company has not had a need to rent office space. An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A stockholder of the Company or entity related to the stockholder has paid expenses on behalf of the Company. For the six months ended June 30, 2009 and 2008 these payments amounted to $16,548 and $4,838, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At June 30, 2009 a balance of $42,801 is owing to the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At June 30, 2009, and December 31, 2008, the balance payable to related parties was $4,008 and $2,427, respectively.  Interest expense to related parties amounted to $1,581 and $611 for the periods ended June 30, 2009 and 2008, respectively.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loss from continuing operations available to common stockholders
(numerator)	$ (12,838)	$ (7,513)	$ (23,163)	$ (7,840)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	1,499,824	1,499,824	1,499,824	1,499,824

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - CAPITAL STOCK

Preferred Stock – The Company currently has 10,000,000 shares of preferred stock authorized with a par value of $.001 par value. At December 31, 2008 and June 30, 2009, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2008 and June 30, 2009, the Company had 1,499,824 shares of common stock issued and outstanding.

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

The Company has no tax provisions at June 30, 2009 and 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2009 and December 31, 2008.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (NOL) and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Deferred tax assets:
NOL Carryover	$12,375	$9,502
Related Party Accruals	601	-
Valuation allowance	(12,976)	(9,502)
Net deferred tax asset	$-	$-

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended June 30, 2009 and 2008 due to the following:

	2009	2008
Book Income (statutory rate)	$(3,474)	$(49)
Related Party Accruals	237	-
Valuation allowance	3,237	49
Tax at effective rate	$-	$-

At June 30, 2009, the Company had net operating loss carryforwards of approximately $83,000 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the June 30, 2009 or 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 4, 2009, and determined there are no events to disclose.

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

Results of Operations

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008.

The Company has had no operations during the quarterly period ended June 30, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $11,947 for the June 30, 2009, period compared to $7,191 for the June 30, 2008, period. General and administrative expenses for the three months ended June 30, 2009, were comprised mainly of accounting and legal fees. We had a net loss of $12,838 for the June 30, 2009, period compared to a net loss of $7,513 for the June 30, 2008, period.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008.

The Company has had no operations during the six months ended June 30, 2009.  General and administrative expenses were $21,582 for the June 30, 2009, period compared to $7,229 for the June 30, 2008, period. General and administrative expenses for the six months ended June 30, 2009, were comprised mainly of accounting and legal fees. We had a net loss of $23,163 for the June 30, 2009, period compared to a net loss of $7,840 for the June 30, 2008, period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

VIBROSAUN INTERNATIONAL, INC.

Date:	August 4, 2009	By:	/s/David C. Merrell
David C. Merrell
President, and Director

Date:	August 4, 2009	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer and Director