Form 10-Q/A
period 2009-06-30
VIBROSAUN INTERNATIONAL, INC.
filed 2009-08-11
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 10, 2009 - 2,999,648 shares of common stock.

EXPLANATORY NOTE:  We are amending this 10-Q Quarterly Report due to the omission of a dividend that was effective on June 30, 2009, of two shares for one requiring a mandatory exchange of stock certificates that had the effect of a forward stock split of two shares for each share previously outstanding in the initially filed 10-Q Report for the quarter ended June 30, 2009.

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

Stage on March 7, 1997 through June 30, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$38,349	$33,315
Advances - related party	42,801	26,253
Accrued interest - related party	4,008	2,427
Total Current Liabilities	85,158	61,995

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized
no shares issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized
2,999,648 shares issued and outstanding	3,000	3,000
Capital in excess of par value	(1,500)	(1,500)
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(86,508)	(63,345)
Total Stockholders’ (Deficit)	(85,158)	(61,995)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

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

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the three months ended June 30, 2009:

          The Company declared a dividend of two shares for one requiring a mandatory exchange of stock certificates that had the effect of a forward stock split of two shares for each share previously outstanding.

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

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loss from continuing operations available to common stockholders
(numerator)	$ (12,838)	$ (7,513)	$ (23,163)	$ (7,840)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,999,648	2,999,648	2,999,648	2,999,648

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

Common Stock – The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2008 and June 30, 2009, the Company had 2,999,648 shares of common stock issued and outstanding.

Reverse Stock Split – On March 6, 1997, the Company effected a 250-for-1 reverse stock split. The reverse split has been applied retroactively to the financial statements.

Forward Stock Split – On June 30, 2009, the Company granted a stock dividend, the net effect of which is a forward stock split of two shares for each share previously outstanding.  After the dividend, there are 2,999,648 shares issued and outstanding.  The split has been reflected in the financial statements for all periods presented.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 10, 2009, and determined there are no events to disclose.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On June 30, 2009, we granted a stock dividend, the net effect of which was a forward stock split of two shares for each share previously outstanding.  After the dividend, there were 2,999,648 shares issued and outstanding.  The split has been reflected in the financial statements for all periods presented.

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

VIBROSAUN INTERNATIONAL, INC.

Date:	August 10, 2009	By:	/s/David C. Merrell
David C. Merrell
President, and Director

Date:	August 10, 2009	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer and Director