Form 10-Q
period 2009-09-30
VIBROSAUN INTERNATIONAL, INC.
filed 2009-11-06
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 3, 2009 - 2,999,648 shares of common stock.

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

VIBROSAUN INTERNATIONAL, INC.

[ A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2009 and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2009

and 2008 and from re-entering the Development

Stage on March 7, 1997 through September 30, 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2009

and 2008 and from re-entering the Development

Stage on March 7, 1997 through September 30, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$41,400	$33,315
Advances - related party	49,262	26,253
Accrued interest - related party	5,252	2,427
Total Current Liabilities	95,914	61,995

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized
no shares issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized
2,999,648 shares issued and outstanding	3,000	3,000
Capital in excess of par value	(1,500)	(1,500)
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(97,264)	(63,345)
Total Stockholders’ (Deficit)	(95,914)	(61,995)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

Note:  The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

					From Re-entering the
					Development
	For the		For the		Stage on
	Three Months Ended		Nine Months Ended		March 7, 1997
	September 30,		September 30,		Through
	2009	2008	2009	2008	September 30, 2009
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	9,514	5,582	31,094	12,811	92,012
LOSS BEFORE OTHER INCOME (EXPENSE)	(9,514)	(5,582)	(31,094)	(12,811)	(92,012)

OTHER INCOME (EXPENSE):

Interest Expenses	(1,244)	(433)	(2,825)	(1,044)	(5,252)
LOSS BEFORE INCOME TAXES	(10,758)	(6,015)	(33,919)	(13,855)	(97,264)

TAX EXPENSE	-	-	-	-	-
NET LOSS	$(10,758)	$(6,015)	$(33,919)	$(13,855)	$(97,264)

LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements .

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

			From Re-entering
			of Development
	For the		Stage on
	Nine Months Ended		March 7, 1997
	September 30,		Through
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(33,919)	$(13,855)	$(97,264)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash services for stock	—	—	1,350
Changes in assets and liabilities:
Increase in accounts payable	8,085	1,343	41,400
Increase in accrued interest-related party	2,825	1,044	5,252
Net Cash (Used) by Operating Activities	(23,009)	(11,468)	(49,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	23,009	11,468	49,262
Net Cash Provided by Financing Activities	23,009	11,468	49,262
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the nine months ended September 30, 2009:

          The Company declared a dividend of two shares for one requiring a mandatory exchange of stock certificates that had the effect of a forward stock split of two shares for each share previously outstanding.

    For the nine months ended September 30, 2008:

           None

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Vibrosaun International, Inc. (“the Company”) was organized under the laws of the State of Nevada on October 22, 1986 as Morning Glory Mining, Inc.  The Company’s stockholders approved a quasi-reorganization effective as of March 7, 1997 [see note 2].  The Company has not generated significant revenues and is considered a development stage company.  The Company has, at the present time, not paid any cash dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share - The Company computes loss per share in accordance with Accounting Standards Codification (“ASC”) Topic No. 260, Earnings Per Share, which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

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

NOTE 2 – QUASI-REORGANIZATION

Commencing in 1997, the Company had a change in control and began to seek a new business venture and in accordance with ASC Topic No. 915, became a development stage company. The Company’s stockholders approved a quasi-reorganization effective as of March 7, 1997, that provided for a re-adjustment of its capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account.  Thus, the paid-in capital account was eliminated and the remaining deficit of $150 continues to be reflected as a retained deficit.  No other accounts were affected by this re-adjustment and the Company’s accounting will be substantially similar to that of a new enterprise.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended September 30, 2009 and 2008, the Company did not pay any compensation to its officers and directors, as the services provided by them have only been nominal.

Office Space – The Company has not had a need to rent office space. An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Advances from Related Party – A stockholder of the Company or entity related to the stockholder has paid expenses on behalf of the Company. For the nine months ended September 30, 2009 and 2008 these payments amounted to $23,009 and $11,468, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At September 30, 2009 a balance of $49,262 is owing to the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At September 30, 2009, and December 31, 2008, the balance payable to related parties was $5,252 and $2,427, respectively. Interest expense to related parties amounted to $2,825 and $1,044 for the periods ended September 30, 2009 and 2008, respectively.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loss from continuing operations available to common stockholders
(numerator)	$ (10,758)	$ (6,015)	$ (33,919)	$ (13,855)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,999,648	2,999,648	2,999,648	2,999,648

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

        Contingencies -The Company has not been active for several years. Management believes that there are no unrecorded valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the

        Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because of the likelihood that such an old liability would not still be valid, no amount has been accrued in these financial statements for any such contingencies, nor could they be reasonably estimated.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

Preferred Stock – The Company currently has 10,000,000 shares of preferred stock authorized with a par value of $.001 par value. At December 31, 2008 and September 30, 2009, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2008 and September 30, 2009, the Company had 2,999,648 shares of common stock issued and outstanding.

Reverse Stock Split – On March 6, 1997, the Company effected a 250-for-1 reverse stock split. The reverse split has been applied retroactively to the financial statements.

Forward Stock Split – On June 30, 2009, the Company granted a stock dividend, on a pro rata basis to all existing shareholders, the net effect of which is a forward stock split of two shares for each share previously outstanding.  After the dividend, there are 2,999,648 shares issued and outstanding.  The split has been reflected retroactively in the financial statements for all periods presented.

NOTE 8 - INCOME TAXES

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company adopted the provisions of FASB Interpretation No. 48 (ASC Topic 740), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax provisions at September 30, 2009 and 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended September 30, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2009 and December 31, 2008.

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

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Net deferred tax liabilities consist of the following components as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Deferred tax assets:
NOL Carryover	$13,802	$9,502
Related Party Accruals	788	-
Valuation allowance	(14,590)	(9,502)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended September 30, 2009 and 2008 due to the following:

	2009	2008
Book Income (statutory rate)	$(5,088)	$(2,078)
Valuation allowance	5,088	2,078
Tax at effective rate	$-	$-

At September 30, 2009, the Company had net operating loss carryforwards of approximately $92,000 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the September 30, 2009 or 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 2, 2009, and determined there are no events to disclose.

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

Results of Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008.

We had no operations during the quarterly period ended September 30, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $9,514 for the September 30, 2009, period compared to $5,582 for the September 30, 2008, period. General and administrative expenses for the three months ended September 30, 2009, were comprised mainly of accounting and legal fees. We had a net loss of $10,758 for the September 30, 2009, period compared to a net loss of $6,015 for the September 30, 2008, period.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008.

We had no operations during the nine months ended September 30, 2009.  General and administrative expenses were $31,094 for the September 30, 2009, period compared to $12,811 for the September 30, 2008, period. General and administrative expenses for the nine months ended September 30, 2009, were comprised mainly of accounting and legal fees. We had a net loss of $33,919 for the September 30, 2009, period compared to a net loss of $13,855 for the September 30, 2008, period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

VIBROSAUN INTERNATIONAL, INC.

Date:	October 30, 2009	By:	/s/David C. Merrell
David C. Merrell
President, and Director

Date:	October 30, 2009	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer and Director