Form 10-K
period 2009-12-31
VIBROSAUN INTERNATIONAL, INC.
filed 2010-02-23
CIK 810534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

The market value of the voting and non-voting common stock is $219.65, based on 219,648 shares held by non-affiliates.  There is no current public market for the Registrant’s common stock; accordingly, these shares have been arbitrarily valued at the par value of one mill ($0.001) per share.

Outstanding Shares

As of February 16, 2010, the Registrant had 2,999,648 shares of common stock outstanding.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; mandates management assessment of our internal controls; requires auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about November 13, 2009, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “VIBR”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2009 and 2008.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced in the third quarter of 2009.

Period	High	Low
November 13, 2009 through December 31, 2009	None	None

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

We have had no material business operations since March 7, 1997, when we re-entered the development stage following a quasi-reorganization.

During the year ended December 31, 2009, we had a net loss of $44,940, compared with a net loss of $45,747 for the year ended December 31, 2008.  Most all of the general and administrative expenses were legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act and our efforts to comply with new Sarbanes/ Oxley Act provisions relating to evaluating our internal controls.  We have received no revenues in either of our two most recent calendar years.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2009

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Balance Sheets

15

—

Statements of Operations

16

—

Statements of Stockholders’ Equity (Deficit)

17

—

Statements of Cash Flows

18

—

Notes to Financial Statements

19 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Vibrosaun International, Inc.

We have audited the accompanying balance sheets of Vibrosaun International, Inc. ( a Nevada development stage company) as of December 31, 2009 and 2008, and the related  statements of operations,  stockholders’ equity (deficit), and cash flows for the  years ended December 31, 2009 and 2008, and for the period from re-entering the development stage on March 7, 1997  to December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Vibrosaun International, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008, and for the period from re-entering the development stage on March 7, 1997 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

February 20, 2010

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$46,685	$33,315
Advances - related party	53,843	26,253
Accrued interest	6,407	2,427

Total Current Liabilities	106,935	61,995

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,999,648 shares issued and outstanding	3,000	3,000
Capital in excess of par value	(1,500)	(1,500)
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(108,285)	(63,345)

Total Stockholders’ Equity (Deficit)	(106,935)	(61,995)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Re-entering Development Stage on March 7, 1997 through December 31,
	2009	2008	2009
REVENUE	$-	$ -	$ -

EXPENSES:
General and administrative	40,960	44,241	101,878

LOSS BEFORE OTHER (EXPENSES)	(40,960)	(44,241)	(101,878)

OTHER INCOME (EXPENSE):
Interest Expense	3,980	1,506	6,407

LOSS BEFORE INCOME TAXES	(44,940)	(45,747)	(108,285)

TAX EXPENSE	-	-	-

NET LOSS	$(44,940)	$ (45,747)	$ (108,285)

LOSS PER COMMON SHARE	$(0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

MARCH 7, 1997 THROUGH DECEMBER 31, 2009

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During Development
	Shares	Amount	Par Value	Deficit	Stage
BALANCE, March 7, 1997	299,648	$300	$(150)	$(150)	$-

Stock issued for services rendered
March 7, 1997 at .001 per share	2,700,000	2,700	(1,350)	-	-

Net loss for the year ended
December 31, 1997	-	-	-	-	(1,750)

BALANCE, December 31, 1997	2,999,648	3,000	(1,500)	(150)	(1,750)

Net loss for the year ended
December 31, 1998	-	-	-	-	(11)

BALANCE, December 31, 1998	2,999,648	3,000	(1,500)	(150)	(1,761)

Net loss for the years ended
December 31, 1999 through
December 31, 2005	-	-	-	-	-

BALANCE, December 31, 2005	2,999,648	3,000	(1,500)	(150)	(1,761)

Net loss for the year ended
December 31, 2006	-	-	-	-	(5,017)

BALANCE, December 31, 2006	2,999,648	3,000	(1,500)	(150)	(6,778)

Net loss for the year ended
December 31, 2007	-	-	-	-	(10,820)

BALANCE, December 31, 2007	2,999,648	3,000	(1,500)	(150)	(17,598)

Net loss for the year ended December 31, 2008	-	-	-	-	(45,747)

BALANCE, December 31, 2008	2,999,648	3,000	(1,500)	(150)	(63,345)

Net loss for the year ended December 31, 2009	-	-	-	-	(44,940)

BALANCE, December 31, 2009	2,999,648	$3,000	$(1,500)	$(150)	$(108,285)

The accompanying notes are an integral part of these financial statements.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Re-entering Development Stage on March 7, 1997 through December 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(44,940)	$(45,747)	$(108,285)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash services for stock	-	-	1,350
Changes in assets and liabilities:
Increase in accounts payable	13,370	29,599	46,685
Increase in accrued interest	3,980	1,506	6,407
Net Cash Provided (Used) by Operating Activities	(27,590)	(14,642)	(53,843)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	-
Advances from related party	27,590	14,642	53,843
Net Cash Provided by Financing Activities	27,590	14,642	53,843

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2009:

The Company declared a dividend of two shares for one requiring a mandatory exchange of stock certificates that had the effect of a forward split of two shares for each share previously outstanding.

For the year ended December 31, 2008:

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

Development Stage - The Company re-entered development stage in 1997, and is considered to be a development stage Company as defined in Accounting Standards Codification Topic 915.

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

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2009, and 2008, the Company did not pay any compensation to its officers and directors, as the services provided by them have only been nominal.

Office Space – The Company has not had a need to rent office space. An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A stockholder of the Company or entity related to the stockholder has paid expenses on behalf of the Company. For the years ended December 31, 2009, and 2008, these payments amounted to $27,590 and $14,642 respectively. The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2009, a balance of $53,843 is owing to the related party.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2009, and 2008, the balance payable to related parties was $6,407 and $2,427, respectively.  Interest expense to related parties amounted to $3,980 and $1,506 for the year ended December 31, 2009 and 2008, respectively.

NOTE 5 - INCOME TAXES

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

The Company has no tax provisions at December 31, 2009 and 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2009 and December 31, 2008.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$15,282	$9,502
Related Party Accruals	961	-

Valuation allowance	(16,243)	(9,502)

Net deferred tax asset	$-	$-

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (Continued)

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book Loss (15% statutory rate)	$(6,741)	$(2,078)
Valuation allowance	6,741	2,078

Tax at effective rate	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $101,000 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December 31, 2009 or 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6 - CAPITAL STOCK

Preferred Stock – The Company currently has 10,000,000 shares of preferred stock authorized with a par value of $.001 par value. At December 31, 2009 and 2008, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2009 and 2008, the Company had 2,999,648 shares of common stock issued and outstanding.

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

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2009	2008
Loss available to common stockholders (numerator)	$(44,940)	$(45,747)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	2,999,648	2,999,648

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

NOTE 9 - SIGNIFICANT CREDITOR

        Included in accounts payable are legal fees of $43,680 to a law firm whose principal is a shareholder of the Company (less than

        5%), payable on the receipt of available funding or the closing of an acquisition, reorganization or merger involving the

        Company, together with additional compensation as may be negotiated between this principal and the Company, respecting representation in connection with any such acquisition, reorganization or merger.  As a result, the principal of this firm may be deemed to be a promoter or founder of the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 20, 2010, and determined there are no events to disclose.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

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

Background and Business Experience

David C. Merrell, Director and President. Mr. Merrell is 51 years of age.  Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Michael C. Brown, Secretary and Director.  Mr. Brown is 50 years old.  Since 1993, he has been a manager of an

Albertson’s food store in Salt Lake City, Utah.  Mr. Brown has also been a food broker for Kahe Sales for the past four years.

Previous Blank Check or Shell Company Experience

David C. Merrell

Name of Company	Date of filing	File Number	Status
Hull Energy, Inc. Resigned March 9, 2001	10/27/1999	033-30158-A	Not Current

Victory Energy Corp. Resigned April 14, 2003	1/12/2001	002-76219-NY	Not Current

Accesstel, Inc. Resigned December 16, 2003	1/03/2001	000-24459	Not Current

Integrated Healthcare Holdings Resigned November 18, 2003	12/16/1997	000-23511	Current

Advanced Cell Technology, Inc. Resigned January 31, 2005	5/14/2001 5/28/2003	333-60906 000-50295	Current

China Ruitai International Holdings Co, Ltd. Resigned September 18, 2006	9/14/2004	000-04494	Current

E.R.C. Energy Recovery Corporation	12/14/2007	000-53116	Current

MCT Holding Corporation	8/8/2008	000-53390	Current

Michael C. Brown

Name of Company	Date of filing	File Number	Status
Southwest Casino Corp. Resigned July 22, 2004	5/22/2002	000-50572	Current

E.R.C. Energy Recovery Corporation	12/14/2007	000-53116	Current

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, the following were filed timely:

Name	Type	Filed
David C. Merrell	Form 3	November 12, 2008
Michael Brown	Form 3	November 12, 2008
Chiricahua Investments, LC	Form 3	November 24, 2008
Corie Merrell	Form 3	November 25, 2008

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit our 2008 Annual Report, in Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell President, & Director	12/31/09 12/31/08 12/31/07	$0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Michel C. Brown, Secretary, Treasurer & Director	12/31/09 12/31/08 12/31/07	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0$0 $0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date hereof, respectively based upon 2,999,648 shares being outstanding:

Ownership of Principal Shareholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Chiricahua Company(2) 3884 E. North Little Cottonwood Road Salt Lake City, UT 84092	2,400,000	80%
Common Stock	Corie Merrell	300,000	10%

(1)   Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

(2)   David C. Merrell may be deemed beneficial owner of these shares due to his relationship with Chiricahua Company.   Mr. Merrell is the owner of Chiricahua Company.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date hereof, respectively based upon 2,999,648 shares being outstanding:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	David C. Merrell (2) 3884 E. North Little Cottonwood Road Salt Lake City, Utah 84092	2,400,000	80%
Common Stock	Mike Brown	80,000	2.7%

(1)   Includes shares that any beneficial owner has the right to acquire within 60 days, from options, warrants, rights, conversion privilege or similar obligations.

(2)   David C. Merrell may be deemed to be the beneficial owner of the 2,400,000 shares of Chiricahua Company, and accordingly, these shares are included in the beneficial ownership calculations for him.  Mr. Merrell is the owner of Chiricahua Company.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$10,400	$9,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$10,400	$9,000

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Amended and Restated Certificate of Incorporation	10 Registration Statement filed with the SEC on September 12, 2008
3.2	Bylaws	10 Registration Statement filed with the SEC on September 12, 2008
14	Code of Ethics	Annual Report on Form 10K for the year ended December 31, 2008
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by David C. Merrell, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael C. Brown, Secretary, Treasurer, CFO and Director
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

VIBROSAUN INTERNATIONAL, INC.

Date:	February 22, 2010	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIBROSAUN INTERNATIONAL, INC.

Date:	February 22, 2010	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	February 22, 2010	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer and Director