Form 10-Q
period 2010-03-31
VIBROSAUN INTERNATIONAL, INC.
filed 2010-05-07
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 5, 2010 - 2,999,648 shares of common stock.

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

March 31, 2010

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2010 and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2010

and 2009 and from re-entering the Development

Stage on March 7, 1997 through March 31, 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2010

and 2008 and from re-entering the Development

Stage on March 7, 1997 through March 31, 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$48,503	$46,685
Advances - related party	61,918	53,843
Accrued interest - related party	7,841	6,407
Total Current Liabilities	118,262	106,935

STOCKHOLDERS’ (DEFICIT)

Preferred Stock, $.001 par value, 10,000,000 shares authorized
no shares issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized
2,999,648 shares issued and outstanding	3,000	3,000
Capital in excess of par value	(1,500)	(1,500)
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(119,612)	(108,285)
Total Stockholders’ (Deficit)	(118,262)	(106,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

Note:  The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

	For the Three Months Ended March 31,		From Re-entering the Development stage on March 7, 1997 through March 31, 2010
	2010	2009

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	9,893	9,635	111,771
LOSS BEFORE OTHER INCOME (EXPENSE)	(9,893)	(9,635)	(111,771)
OTHER INCOME (EXPENSE):
Interest Expense	(1,434)	(690)	(7,841)
LOSS BEFORE INCOME TAXES	(11,327)	(10,325)	(119,612)

TAX EXPENSE	-	-	-

NET LOSS	$ (11,327)	$ (10,325)	$ (119,612)

LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

			From Re-entering
			of Development
	For the		Stage on
	Three Months Ended		March 7, 1997
	March 31,		Through
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(11,327)	$(10,325)	$(119,612)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash services for stock	—	—	1,350
Changes in assets and liabilities:
Increase in accounts payable	1,818	916	48,503
Increase in accrued interest-related party	1,434	690	7,841
Net Cash (Used) by Operating Activities	(8,075)	(8,719)	(61,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	8,075	8,719	61,918
Net Cash Provided by Financing Activities	8,075	8,719	61,918
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH AT BEGINNING OF PERIOD	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the three months ended March 31, 2010:

           None

    For the three months ended March 31, 2009:

           None

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Vibrosaun International, Inc. (“the Company”) was organized under the laws of the State of Nevada on October 22, 1986 as Morning Glory Mining, Inc.  The Company’s stockholders approved a quasi-reorganization effective as of March 7, 1997 [see note 2].  The Company has not generated significant revenues and is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic No. 915.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The Company computes loss per share in accordance with ASC Topic No. 260, Earnings Per Share, which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2010 and 2009, the Company did not pay any compensation to its officers and directors, as the services provided by them have only been nominal.

Office Space – The Company has not had a need to rent office space. An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A stockholder of the Company or entity related to the stockholder has paid expenses on behalf of the Company. For the three months ended March 31, 2010 and 2009 these payments amounted to $8,075 and $8,719, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2010, and December 31, 2009, the balance owing to related parties was $61,918 and $53,843, respectively.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2010, and December 31, 2009, the balance payable to related parties was $7,841 and $6,407, respectively. Interest expense to related parties amounted to $1,434 and $690 for the periods ended March 31, 2010 and 2009, respectively.

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2010	2009

Loss from continuing operations available to common stockholders (numerator)	$ (11,327)	$ (10,325)

Weighted average number of common shares outstanding
used in loss per share for the period (denominator)	2,999,648	2,999,648

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - CAPITAL STOCK

Preferred Stock – The Company currently has 10,000,000 shares of preferred stock authorized with a par value of $.001 par value. At December 31, 2009 and March 31, 2010, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2009 and March 31, 2010, the Company had 2,999,648 shares of common stock issued and outstanding.

Reverse Stock Split – On March 6, 1997, the Company effected a 250-for-1 reverse stock split. The reverse split has been applied retroactively to the financial statements.

Forward Stock Split – On June 20, 2009, the Company granted a stock dividend, on a pro rata basis to all existing shareholders, the net effect of which is a forward stock split of two shares for each share previously outstanding.  After the dividend, there are 2,999,648 shares issued and outstanding.  The split has been reflected retroactively in the financial statements for all periods presented.

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

The Company has no tax provisions at March 31, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended March 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2010 and December 31, 2009.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (“NOL”) and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred tax assets:
NOL Carryover	$16,766	$15,282
Related Party Accruals	1,176	961
Valuation allowance	(17,942)	(16,243)
Net deferred tax asset	$-	$-

VIBROSAUN INTERNATIONAL, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2010 and 2009 due to the following:

	2009	2008
Book Income (statutory rate)	$(1,699)	$(1,549)
Valuation allowance	1,699	1,549
Tax at effective rate	$-	$-

At March 31, 2010, the Company had net operating loss carryforwards of approximately $112,000 that may be offset against future taxable income from the year 2010 through 2030.  No tax benefit has been reported in the March 31, 2010 or 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 – SIGNIFICANT CREDITOR

Included in accounts payable are legal fees of $47,070 to a law firm whose principal is a shareholder of the Company (less than 5%), payable on the receipt of available funding or the closing of an acquisition, reorganization or merger involving the Company, together with additional compensation as may be negotiated between this principal and the Company, respecting representation in connection with any such acquisition, reorganization or merger.  As a result, the principal of the firm may be deemed to be a promoter or founder of the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

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

Results of Operations

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009.

We had no operations during the quarterly period ended March 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $9,893 for the March 31, 2010, period compared to $9,635 for the March 31, 2009, period. General and administrative expenses for the three months ended March 31, 2010, were comprised mainly of accounting and legal fees. We had a net loss of $11,327 for the March 31, 2010, period compared to a net loss of $10,325 for the March 31, 2009, period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved).

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

VIBROSAUN INTERNATIONAL, INC.

Date:	May 7, 2010	By:	/s/David C. Merrell
David C. Merrell
President, and Director

Date:	May 7, 2010	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer and Director