Form 10-Q
period 2010-06-30
CLEOPATRA INTERNATIONAL, INC.
filed 2010-08-16
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53411

CLEOPATRA INTERNATIONAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	26-3788124
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3884 East North Little Cottonwood Rd.

Salt Lake City, Utah 84092

(Address of Principal Executive Offices)

(801) 580-4555

(Registrant’s telephone number, including area code)

Vibrosaun International, Inc.

3884 East North Little Cottonwood Rd.

Salt Lake City, Utah 84092

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 13, 2010 - 2,999,648 shares of common stock.

TABLE OF CONTENTS

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

(A DEVELOPMENT STAGE COMPANY)

	Part I – Financial Information
Item 1	Financial Statements	4
	Unaudited Condensed Balance Sheets, June 30, 2010 and December 31, 2009	4
	Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2010 and 2009 and from re-entering the Development Stage on March 7, 1997 through June 30, 2010	5
	Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2010 and 2009 and from re-entering the Development Stage on March 7, 1997 through June 30, 2010	6
	Notes to the Unaudited Condensed Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4	Controls and Procedures	12

	Part II – Other Information
Item 1	Legal Proceedings	12
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	12
Item 3	Defaults Upon Senior Securities	12
Item 4	[Removed and Reserved]	12
Item 5	Other Information	13
Item 6	Exhibits	13

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2010

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$--	$--
Total Current Assets	--	--

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$--	$46,685
Advances - related party	--	53,843
Accrued interest - related party	--	6,407
Total Current Liabilities	--	106,935

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.001 par value, 100,000,000 shares authorized, 2,999,648 shares issued and outstanding	3,000	3,000
Capital in excess of par value	128,171	(1,500)
Retained deficit (Quasi-Reorganization date of March 7, 1997)	(150)	(150)
Deficit accumulated during the development stage	(131,021)	(108,285)
Total Stockholders' (Deficit)	--	(106,935)

Total Liabilities and Stockholders’ (Deficit)	$--	$--

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30 , 2010	For the Six Months Ended June 30 2009	From Re-entering the Development stage on March 7, 1997, through June 30, 2010
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	11,409	11,947	21,302	21,582	123,180
LOSS BEFORE OTHER INCOME (EXPENSE)	(11,409)	(11,947)	(21,302)	(21,582)	(123,180)
OTHER INCOME (EXPENSE):
Interest Expense	-	(891)	(1,434)	(1,581)	(7,841)
LOSS BEFORE INCOME TAXES	(11,409)	(12,838)	(22,736)	(23,163)	(131,021)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (11,409)	$ (12,838)	$ (22,736)	$ (23,163)	$ (131,021)

LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	From Re-entering the Development stage on March 7, 1997, through June 30, 2010

Cash Flows from Operating Activities:
Net loss	$(22,736)	$(23,163)	$(131,021)
Adjustments to reconcile net loss to net cash used by operating activities
Non-cash services for stock	--	--	1,350
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(46,685)	5,034	--
Increase (decrease) in accrued interest - related party	1,434	1,581	7,841

Net Cash (Used) by Operating Activities	(67,987)	(16,548)	(121,830)

Cash Flows from Investing Activities:

Net Cash (Used) by Investing Activities	--	--	--

Cash Flows from Financing Activities:
Advances from related party	8,075	16,548	61,918
Payments on advances from related party	(61,918)	--	(61,918)
Contributions to Capital	121,830	--	121,830

Net Cash Provided by Financing Activities	67,987	16,548	121,830

Net Increase (Decrease) in Cash	--	--	--

Cash at Beginning of Period	--	--	--

Cash at End of Period	$--	$--	$--

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2010:

A related party forgave $7,841 of accrued interest which has been accounted for as a capital contribution.

For the six months ended June 30, 2009:

The Company declared a dividend of two shares for one requiring a mandatory exchange of stock certificates that had the effect of a forward stock split of two shares for each share previously outstanding.  The number of shares in all periods presented have been adjusted to reflect this split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Cleopatra International Group, Inc. (“the Company”) was organized under the laws of the State of Nevada on October 22, 1986 as Morning Glory Mining, Inc.  The Company’s stockholders approved a quasi-reorganization effective as of March 7, 1997 [see note 2].  The Company has not generated significant revenues and is considered a development stage company.  The Company has, at the present time, not paid any cash dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended June 30, 2010 and 2009, the Company did not pay any compensation to its officers and directors, as the services provided by them have only been nominal.

Office Space – The Company has not had a need to rent office space. An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Parties – Stockholders of the Company or entities related to them have paid expenses on behalf of the Company which have been accounted for as advances from related parties. For the six months ended June 30, 2010 and 2009 these payments amounted to $8,075 and $16,548, respectively.  The Company has previously accounted for any such payments as advances payable to related parties but at June 30, 2010 all such advances had been repaid by contributions to capital in excess of par value.  At June 30, 2010 there was no balance owing to the related party.  The total contributions to capital in excess of par related to payments of liabilities and expenses were $121,830 for the six months ended June 30, 2010.

Accrued Interest – The Company has previously imputed interest at 10% per annum on balances owing to related parties but during the period ended June 30, 2010 the balance of interest owing to related parties was forgiven and accounted for as a capital contribution in the amount of $7,841.  At June 30, 2010, and December 31, 2009, the balance of accrued interest payable to related parties was $-0- and $6,407, respectively.  Interest expense to related parties amounted to $1,434 and $1,581 for the six month periods ended June 30, 2010 and 2009, respectively.

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Loss from continuing operations available to common stockholders
(numerator)	$ (11,409)	$ (12,838)	$ (22,736)	$ (23,163)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	2,999,648	2,999,648	2,999,648	2,999,648

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

NOTE 7 - CAPITAL STOCK

Preferred Stock – The Company currently has 10,000,000 shares of preferred stock authorized with a par value of $.001 par value. At December 31, 2009 and June 30, 2010, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 100,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2009 and June 30, 2010, the Company had 2,999,648 shares of common stock issued and outstanding.

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

Change in Control – On May 13, 2010, Vincent & Rees, L.C. entered into a stock purchase agreement with a controlling shareholder of the company for the purchase of 2,400,000 shares of common stock which represent approximately 80% of the outstanding common stock of the Company resulting in a change in control of the company.

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

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

The Company has no tax provisions at June 30, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended June 30, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2010 and December 31, 2009.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred tax assets:
NOL Carryover	$19,653	15,282
Related Party Accrual	-	961
Valuation allowance	(19,653)	(16,243)

Net deferred tax asset	$-	-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended June 30, 2010 and 2009 due to the following:

	2010	2009
Book Income (statutory rate)	$(3,410)	(3,474)
Valuation Allowance	$3,410	3,474

Tax at effective rate	$-	-

CLEOPATRA INTERNATIONAL GROUP, INC.

(formerly Vibrosaun International, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At June 30, 2010, the Company had net operating loss carryforwards of approximately $131,000 that may be offset against future taxable income from the year 2010 through 2030.  No tax benefit has been reported in the June 30, 2010 or 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose, except as follows below.

Proposed Acquisition – On June 24, 2010, the Company entered into a share exchange agreement with Festive Lion Limited, a British Virgin Island company (“FLL”) and the owners of FLL.  The Company plans to acquire all the equity ownership of FLL in exchange for 57,000,000 shares of the Company’s common stock.  The proposed acquisition is subject to certain conditions and will involve a change in stockholder control of the company, change of management, change of corporate name, change of corporate headquarters and other significant matters.  The ultimate closing of the transaction is subject to various terms and conditions and is not guaranteed.

Name Change  - On July 2, 2010 the Company completed a corporate name change from Vibrosaun International, Inc. to Cleopatra International Group, Inc. by forming a wholly-owned subsidiary, which was merged with and into the Company to accomplish the name change.  The name change has been reflected retroactively to these financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009.

We had no operations during the quarterly period ended June 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $11,409 for the June 30, 2010 period compared to $11,947 for the June 30, 2009 period. General and administrative expenses for the three months ended June 30, 2010, were comprised mainly of accounting and legal fees. We had a net loss of $11,409 for the June 30, 2010 period compared to a net loss of $12,838 for the June 30, 2009 period.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009.

We had no operations during the six month period ended June 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $21,302 for the June 30, 2010 period compared to $21,582 for the June 30, 2009 period. General and administrative expenses for the three months ended June 30, 2010, were comprised mainly of accounting and legal fees. We had a net loss of $22,736 for the June 30, 2010 period compared to a net loss of $23,163 for the June 30, 2009 period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On May 13, 2010, Vincent & Rees, L.C. (the “Buyer”), entered into a Stock Purchase Agreement (the “SPA”) with Chiricahua Company, a Utah limited liability company and the holder of 2,400,000 shares, representing approximately 80% of the outstanding common stock of Vibrosaun International, Inc., a Nevada corporation (the “Company”), by which the Buyer agreed to purchase 2,279,000 shares of Chiricahua Company’s common stock for $119,197 or $0.0523 per share.  At the closing of the SPA, the Buyer became the holder of an aggregate of approximately 76% of the Company’s outstanding shares of common stock.

On June 24, 2010, Vibrosaun entered into a share exchange transaction with Festive Lion Limited, a British Virgin Island Company (“FLL”), and the owners and majority shareholders of FLL. According to the terms of this Agreement, Vibrosaun shall acquire all of the equity ownership of FLL in exchange for a certain number of shares of the voting stock of Vibrosaun. Specifically, the Shareholders shall transfer all of the shares of FLL held by them (the “FLL Shares”), constituting 100% ownership of FLL, to Vibrosaun in exchange for 57,000,000 shares of Vibrosaun’s common stock.

 The Exchange shall take place upon the terms and conditions provided for in this Agreement and in accordance with applicable law, and shall be announced on Form 8-K once it is completed.  Immediately prior to the Exchange, Vibrosaun shall have a total of approximately 2,999,648 shares of its common stock issued and outstanding, and the Exchange Shares shall be issued in addition to the existing amount. For Federal income tax purposes, it is intended that the Exchange shall constitute a tax-free reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Board of Directors of Vibrosaun and the Board of Directors of FLL have each approved the proposed transaction, contingent upon satisfaction prior to closing of all of the terms and conditions of this Agreement; and

FLL wholly owns World Alliance Holdings, a Hong Kong company. World Alliance Holdings wholly owns Shenzhen Cleopatra Salon and Spa Company Limited.

On June 15, 2010, Vibrosaun International, Inc. (the “Registrant”) caused to be formed a corporation under the laws of the State of Nevada called Cleopatra International Group, Inc. (“Merger Sub”) which is a direct wholly-owned subsidiary of the Registrant.  On June 30, 2010, the Registrant and Merger Sub entered into an Agreement and Plan of Merger, to become effective on July 2, 2010, pursuant to which Merger Sub merged with and into the Registrant and the Registrant remained as the surviving corporation of the merger.

As a result of the merger, the corporate name of the Registrant was changed to “Cleopatra International Group, Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub then ceased. The Registrant was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Registrant.

The Registrant, as the parent domestic Nevada corporation, owning 100 percent of the outstanding shares of Merger Sub, under Nevada law (NRS Section 92A.180) may merge Merger Sub into itself without shareholder approval and effectuate a name change without shareholder approval.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

3.1	Articles of Merger
31.1 31.2 32.1 32.2

Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                                                           CLEOPATRA INTERNATIONAL GROUP, INC.

Date:	August 16, 2010	By:	/s/David M. Rees
David M. Rees
President and Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

Date:	August 16, 2010	By:	/s/David M. Rees
David M. Rees
President and Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)