Form 10-Q
period 2010-09-30
CLEOPATRA INTERNATIONAL GROUP, INC.
filed 2010-11-22
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 19, 2010 – 60,000,000 shares of common stock.

TABLE OF CONTENTS

CLEOPATRA INTERNATIONAL GROUP, INC.

	Part I – Financial Information
Item 1	Financial Statements	3
	Unaudited Condensed Balance Sheets, June 30, 2010 and December 31, 2009	3
	Unaudited Condensed Statements of Operations, for the three and six months ended September 30, 2010 and 2009 and from re-entering the Development Stage on March 7, 1997 through June 30, 2010	4
	Unaudited Condensed Statements of Cash Flows, for the three months ended September 30, 2010 and 2009 and from re-entering the Development Stage on March 7, 1997 through June 30, 2010	5
	Notes to the Unaudited Condensed Financial Statements	6
Item 2	Management’s Discussion and Analysis or Plan of Operation	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	18

	Part II – Other Information
Item 1	Legal Proceedings	19
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	19
Item 3	Defaults Upon Senior Securities	19
Item 4	Removed and Reserved	19
Item 5	Other Information	19
Item 6	Exhibits	20

PART I – FINANCIAL INFORMATION

CLEOPATRA INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.

FINANCIAL STATEMENTS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets
Cash and cash equivalents	$56,677	$21,000
Deposits and other receivables	1,036,181	23,843
Amount due from a related party	1,153,427	-
Total current assets	2,246,285	44,843

Property, plant and equipment, net	1,878,834	2,049,811
Long term deposits	113,135	110,642

Total assets	$4,238,254	$2,205,296

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$145,440	$92,067
Deferred service revenue	232,543	124,208
Accrued expenses and other payables	312,581	38,244
Taxes payable	1,873,955	1,058,443
Amount due to a related party	-	28,134
Amount due to a shareholder	348,059	713,384
Total current liabilities	2,912,578	2,054,480

Total liabilities	2,912,578	2,054,480

Stockholders’ equity
Common stock: Par value $0.001 per share; 60,000,000 shares authorized, issued and outstanding	60,000	60,000
Additional paid in capital	77,000	77,000
Retained earnings	1,133,979	-
Accumulated other comprehensive income	54,697	13,816
Total stockholders’ equity	1,325,676	150,816

Total liabilities and stockholders’ equity	$4,238,254	$2,205,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Beauty services	$2,178,466	$1,649,885	$5,743,590	$4,322,312
Food, beverage and others	11,350	13,980	45,016	33,500
Total revenues	2,189,816	1,663,865	5,788,606	4,355,812

Cost of services and other operations
Beauty services	1,006,610	639,558	2,771,447	1,915,929
Food, beverage and others	15,066	11,381	42,107	31,173
Total cost of services and other operations	1,021,676	650,939	2,813,554	1,947,102

Gross profit	1,168,140	1,012,926	2,975,052	2,408,710

Expenses
Selling and distribution	368,428	76,449	882,753	230,001
General and administrative	645,110	92,568	821,920	235,503
Total operating expenses	1,013,538	169,017	1,704,673	465,504

Operating profit	154,602	843,909	1,270,379	1,943,206

Other (expense)/income
Other income	315,932	23,650	370,940	71,230
Other expenses	(18,457)	(675)	(82,131)	(31,185)
Total other income	297,475	22,975	288,809	40,045

Income before provision for income taxes	452,077	866,884	1,559,188	1,983,251

Provision for income taxes	148,431	216,721	425,209	495,813

Net income	$303,646	$650,163	$1,133,979	$1,487,438

Other comprehensive income
Gain on foreign currency translation	25,577	60,764	40,881	49,657

Total comprehensive income	$329,223	$710,927	$1,174,860	$1,537,095

Earnings per share, basic and diluted	$0.01	$0.01	$0.02	$0.02

Weighted average number of shares outstanding, basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$1,133,979	$1,487,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	321,254	275,647
Changes in operating assets and liabilities:
(Increase) in deposits and other receivables	(1,014,831)	(120,139)
(Increase) in amount due from a related party	(1,153,427)	-
Increase in accounts payable	53,373	76,097
Increase in deferred service revenue	108,335	201,657
Increase in accrued expenses and other payables	274,337	49,608
Increase in taxes payable	815,512	552,995

Net cash provided by operating activities	538,532	2,523,303

Cash flows from investing activities
Additions to property, plant and equipment	(113,601)	(68,410)

Net cash used in investing activities	(113,601)	(68,410)

Cash flows from financing activities
(Decrease)/increase in amount due to a related party	(28,134)	26,032
(Decrease) in amount due to a shareholder	(365,325)	(2,377,463)

Net cash used in financing activities	(393,459)	(2,351,431)

Net increase in cash and cash equivalents	31,472	103,462

Effect of foreign exchange rate changes	4,205	49,195

Cash and cash equivalents at January 1	$21,000	$14,744

Cash and cash equivalents at September 30	$56,677	$167,401

Supplement disclosure of cash flows information:
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Cleopatra International Group, Inc., a Nevada corporation, was incorporated on October 22, 1986. Cleopatra International Group, Inc. and its subsidiaries (the “Company”) are principally engaged in the provision of beauty services in the People’s Republic of China (“PRC” or “China”).

As of September 30, 2010, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Festive Lion	BVI November 20, 2009	$50,000	100%	Investment holding

World Alliance Holdings Limited (“World Alliance”)	Hong Kong Special Administrative Region (“HKSAR”) November 5, 2009	HK$10,000	100%	Investment holding

Shenzhen New Cleopatra Beauty and Salon Company Limited (“New Cleopatra”)	The PRC October 29, 2007	RMB1,000,000	100%	Provision of beauty services in the PRC

As of September 30, 2010, New Cleopatra operates a clubhouse in Shenzhen, the PRC, with a beauty centre, a salon centre and spa facilities (the “Clubhouse”).

NOTE 2 –RECAPITALIZATION AND REORGANIZATION

On December 7, 2009, Festive Lion acquired 100% ownership of World Alliance. On June 8, 2010, World Alliance obtained an approval from the Trade and Industry Bureau of Lo Wu District, Shenzhen City, the PRC, to acquire 100% ownership of New Cleopatra. Immediate after the transaction, New Cleopatra became a wholly owned foreign enterprise registered in the PRC.

The above stock exchange transactions resulted in the shareholders of Festive Lion obtaining a majority voting interest in World Alliance and New Cleopatra. Generally accepted accounting principles in the United States of America require that the above transactions were accounted for as reverse acquisitions, whereby Festive Lion recognized the assets and liabilities transferred at their carrying amounts. Accordingly, Festive Lion’s historical financial statements have been prepared to give retroactive effect to these mergers, and represent the operations of World Alliance and New Cleopatra. Subsequent to the above share transactions, New Cleopatra became the surviving business of the Company.

On June 24, 2010, the Company entered into a share exchange transaction with Festive Lion. Pursuant to which the Company shall acquire the entire share capital of Festive Lion in exchange for 57,000,000 shares. On September 16, 2010, the Company issued the shares and closed the Agreement for Share Exchange.  Immediately after the transaction, the Company has a total common stock of 60,000,000 shares issued and outstanding.

The above stock exchange transactions resulted in the shareholders of Festive Lion obtaining a majority voting interest in the Company. Generally accepted accounting principles in the United States of America require that the Festive Lion whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. The acquisition will constitute a reverse takeover utilizing the capital structure of Cleopatra International Group, Inc. and the assets and liabilities of Festive Lion recorded at historical cost.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

NOTE 4– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(b)

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, amount due from/(to) directors, other liabilities, loans from related parties, debts, accounts payable, accrued expenses and other payables, and taxes payable.

The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective year ends.

(c)

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility is reasonably assured, on the following bases:

(i)

Service revenue and management fee income, when services have been rendered;

(ii)

Food and beverage revenues are recognized upon delivery;

(iii)

Sublease revenue, on an accrual basis;

(iv)

Other revenue, when the right to receive payment has been established.

(d)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010 and 2009, there were no dilutive securities outstanding.

(e)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	September 30, 2010	December 31, 2009	September 30, 2009

Period/year end RMB : US$ exchange rate	0.1498	0.1465	0.1467
Average yearly RMB : US$ exchange rate	0.1468	0.1464	0.1461

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC’s government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(f)

Recent Accounting Pronouncements

 In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires greater transparency about an entity’s financing receivables, which include loans, long-term receivables, lease receivables, and other long-term receivables. We are required to adopt this standard effective January 1, 2011 and do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s deposits and other receivables are summarized as follows:

	September 30, 2010	December 31, 2009

Rental deposits	$113,135	$110,642
Other receivables	228,727	23,843
Prepayment	807,454	-
	1,149,316	134,485
Less: Long term rental deposits	(113,135)	(110,642)
Current portion	$1,036,181	$23,843

Prepayment as of September 30, 2010 mainly comprised advances to a supplier of $560,252 for purchase of cosmetic products, and prepaid advertisement fees of $236,684.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	September 30, 2010	December 31, 2009

At cost:
Machinery	2 - 5 years	$1,075,422	$1,051,731
Fixtures and furniture	2 - 5 years	201,933	197,485
Office equipment	5 years	40,838	27,474
Leasehold Improvement	8 years	2,169,086	2,022,446
		$3,487,279	$3,299,136
Less: Accumulated depreciation		(1,608,445)	(1,249,325)
Property, plant and equipment, net		$1,878,834	$2,049,811

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $321,254 and $275,647, respectively. The allocation of depreciation expense for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	Nine months ended September 30,
	2010	2009

Included in cost of services	$316,636	$272,416
Included in general and administrative expenses	4,618	3,231

Total depreciation expense	$321,254	$275,647

NOTE 7 – DEFERRED SERVICE REVENUE

Deferred service revenue represents customer payments made in advance for future beauty services.  Revenue for these services is recognized as the services are performed.

NOTE 8 – AMOUNT DUE FROM/(TO) A RELATED PARTY

As of the balance sheet dates, the Company’s amount due from/(to) a related party is summarized as follows:

	September 30, 2010	December 31, 2009

Shenzhen Cleopatra Beauty and Salon Company Limited	$1,153,427	$(28,134)

Shenzhen Cleopatra Beauty and Salon Company Limited is a PRC entity owned by Mr. Xu Yong Ping, a shareholder of the Company. As of the balance sheet dates, the amounts are unsecured, interest free, and have no fixed terms of repayments.

NOTE 9 – AMOUNT DUE TO A SHAREHOLDER

The amount due to a shareholder represents advances from Mr. Xu Yong Ping to the Company.  As of the balance sheet dates, the balances are unsecured, interest free, and have no fixed terms of repayments.

NOTE 10 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2010	December 31, 2009

Income tax payables	$1,264,893	$760,256
Service tax payables	599,541	295,298
Other tax payables	9,521	2,889
Total	$1,873,955	$1,058,443

NOTE 11 – OTHER INCOME

The Company’s other income is summarized as follows:

	Nine months ended September 30,
	2010	2009

Sublease rental income	$71,565	$71,223
Management fee income from Shenzhen Cleopatra Beauty and Salon Company Limited	265,316	-
Others	34,059	7
Total	$370,940	$71,230

Shenzhen Cleopatra Beauty and Salon Company Limited is a PRC entity owned by Mr. Xu Yong Ping, a shareholder of the Company.

NOTE 12 – PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine months ended September 30,
	2010	2009

Current – PRC income tax provision	$425,209	$495,813
Deferred income tax provision	-	-
Total	$425,209	$495,813

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2010		2009
	Amount	%	Amount	%

Income before provision for income taxes	$1,559,188		$1,983,251

Expected PRC income tax expense at statutory tax rate of 25%	389,797	25.0	495,813	25.0
Tax effect of expenses that are not deductible for tax purposes	35,412	2.3	-
Provision for Income Taxes	$425,209	27.3	$495,813	25.0

(i)

New Cleopatra is subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiary as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)

Festive Lion is not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

(iii)

World Alliance did not generate any assessable profits since its incorporation and therefore is not subject to HKSAR tax.

NOTE 13 – OPERATING LEASE ARRANGEMENTS

(a)

Lease Commitment – As lessee

As of September 30, 2010, the expected annual lease payment under a non-cancellable operating lease is as follows:

2010
September 30,
2011	$575,438
2012	504,591
2013	490,421
2014	490,421
TOTAL	$2,060,871

(b)

Lease Commitment – As lessor

The Company subleases part of the Clubhouse area under an operating lease arrangement. As of September 30, 2010, the expected receivable from a non-cancellable operating lease is as follows:

2010
September 30,
2011	$116,844
2012	116,844
2013	116,844
2014	116,844
TOTAL	$467,376

NOTE 14 – SUBSEQUENT EVENT

The Company has evaluated for disclosure all subsequent events occurring through November 22, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

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

Results of Operations

Results of Operations – Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

	Third quarter		Increase/	%
	2010	2009	(decrease)	change

Revenue	2,189,816	1,663,865	525,951	31.6
Cost of services and other operations	1,021,676	650,939	370,737	57.0
Gross profit	1,168,140	1,012,926	155,214	15.3
Selling and distribution expenses	368,428	76,449	291,979	381.9
General and administrative expenses	645,110	92,568	552,542	596.9
Other income	315,932	23,650	292,282	1,235.9
Other expenses	(18,457)	(675)	(17,782)	2,634.4
Income before income taxes	452,077	866,884	(414,807)	(47.9)
Provision for income taxes	148,431	216,721	(68,290)	(31.5)
Net income	303,646	650,163	(346,517)	(53.3)

Revenue

 The Company operates a clubhouse in Shenzhen, the PRC, with a beauty centre, a salon centre and spa facilities. The revenue for the third quarter of 2010 and 2009 are analyzed as follows:

	Third quarter		Increase/	%
	2010	2009	(decrease)	change
Revenue
Beauty service	$2,178,466	1,649,885	$528,581	32.0
Food, beverages and others	11,350	13,980	(2,630)	(18.8)
Total	$2,189,816	1,663,865	$525,951	31.6

(a)

Beauty services

The revenue for the third quarter of 2010 and 2009 was $2,178,466 and $1,649,885, respectively, accounting for over 99% of total revenue for both periods. The increase by $528,581 mainly represents an increase in the revenues from beauty centre of $279,757 and an increase in revenues from salon centre of $248,824.

(b)

Food, beverages and others

Revenue for the third quarter of 2010 and 2009 accounted for less than 1.0% of the Company’s revenue for both periods. These revenues are insignificant to the Company's operations.

Cost of services and other operations

Cost of services and other operations for the third quarter of 2010 and 2009 are analyzed as follows:

	Third quarter		Increase/	%
	2010	2009	(decrease)	change
Cost
Beauty service	$1,006,610	639,558	$367,052	57.4
Food, beverages and others	15,066	11,381	3,685	32.4
Total	$1,021,676	650,939	$370,737	57.0

(a)

Beauty service

The increase by $367,052 from $639,558 for the third quarter of 2009 to $1,006,610 for the third quarter of 2010 was mainly driven by the increase in revenues and the increase in direct staff payroll of $43,485

(b)

Food, beverage and others

These sectors are insignificant to the Company’s operation.

Gross profit

The gross profit and the gross profit margin for the third quarter of 2010 and 2009 are analyzed as follows:

		Third quarter		Increase/
		2010	2009	(decrease)
Gross profit
Beauty service		$1,171,856	1,010,327	$161,529
Food, beverages and others		(3,716)	2,599	(6,315)
Total		$1,168,140	1,012,926	$155,214

Gross profit margin
Beauty service	%	53.8	61.2%	(7.4)
Food, beverages and others		(32.7)	18.6	(51.3)
Average	%	53.3	60.9%	(7.6)

(a)

Beauty service

Gross profit increased by $161,529, from $1,010,327 in the third quarter of 2009 to $1,171,856 in the third quarter of 2010, mainly driven by an increase in revenues. Gross profit as a percentage of revenue for the third quarter of 2010 was 53.8%, representing a decrease of 7.4% from 61.2% for the same period last year. During the third quarter of 2010, the Company introduced new facial treatment services to the Clubhouse and offer trials at a very low price, and phased out the use of certain cosmetic products. These arrangements account for approximately 6.5% decrease in gross profit margin. The increase in direct staff payroll accounted for another 1.8% decrease in gross profit margin.

(b)

Food, beverage and others

The decrease in gross profit and gross profit margin is not significant to the Company’s operation.

Selling and distribution expenses

Selling and distribution expenses increased significantly by $291,979 as the Company organized several large-scale marketing events during the third quarter of 2010, leading to an increase in marketing and advertising expenses of $286,399.

General and administrative expenses

General and administrative expenses increased by $552,542 to $645,110 for the third quarter of 2010. The increase was primarily driven by an increase in payroll of $217,251 and rental and office expenses of $150,308, as the Company expanded its back office in order to support Clubhouse operations.

Other income

Other income for the third quarter of 2010 and 2009 mainly included sublease rental income of $23,855 and $23,643, respectively, and management fee income from a related party of $ 265,316and nil, respectively. The Company did not receive management fee income in 2009.

Income for the quarter ended September 30, 2010 and 2009

Income before income taxes decreased by $414,807, or 47.9%, from $866,884 for the third quarter of 2009 to $452,077 for the same period of 2010. Net income decreased by $346,517, or 53.3%, from $650,163 for the third quarter of 2009 to $303,646 for the same period of 2010. The decrease in pretax income and net income was mainly due to the increase in selling & distribution expenses and general & administrative expenses as mentioned above.

Results of Operations – Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

	Nine months ended
	September 30,		Increase/	%
	2010	2009	(decrease)	change

Revenue	$5,788,606	4,355,812	$1,432,794	32.9
Cost of services and other operations	2,813,554	1,947,102	866,452	44.5
Gross profit	2,975,052	2,408,710	566,342	23.5
Selling and distribution expenses	882,753	230,001	652,752	283.8
General and administrative expenses	821,920	235,503	586,417	249.0
Other income	370,940	71,230	299,710	420.8
Other expenses	(82,131)	(31,185)	(50,946)	163.4
Income before income taxes	1,559,188	1,983,251	(424,063)	(21.4)
Provision for income taxes	425,209	495,813	(70,604)	(14.2)
Net income	$1,133,979	1,487,438	$(353,459)	(23.8)

Revenues

Revenue for the nine months ended September 30, 2010 and 2009 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2010	2009	(decrease)	change

Beauty services	$5,743,590	4,322,312	$1,421,278	32.9
Food, beverages and others	45,016	33,500	11,516	34.4
Total revenue	$5,788,606	4,355,812	$1,432,794	32.9

(a) Beauty services

Revenue for the nine months ended September 30, 2010 and 2009 was $5,743,590 and $4,322,312, respectively, accounting for over 99% of total revenue for both periods. The increase by $1,421,278 mainly represents an increase in the revenues from beauty centre of $750,701 and an increase in revenues from salon centre of $670,577.

(b) Food, beverages and others

Revenue for the nine months ended September 30, 2010 and 2009 only accounted for less than 1.0% of the Company’s operations for both periods, which is not significant to the Company’s operations.

Cost of services and other operations

Cost of services and other operations for nine months ended September 30 of 2010 and 2009 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2010	2009	(decrease)	change
Cost
Beauty service	$2,771,447	1,915,929	$855,518	44.7
Food, beverages and others	42,107	31,173	10,934	35.1
Total	$2,813,554	1,947,102	$866,452	44.5

(a)

Beauty service

Cost of services increased by $855,518 from $1,915,929 for the nine months ended September 30, 2009 to $2,771,447 for the same period of 2010. The increase was mainly driven by the increase in revenue and increase in direct payroll of $142,101.

(b)

Food, beverages and others

The increase was insignificant to the Company’s operations.

Gross profit

Gross profit and gross profit margin for the nine months ended September 30 of 2010 and 2009 are analyzed as follows:

		Nine months ended September 30,		Increase/
		2010	2009	(decrease)
Gross profit
Beauty service		$2,972,143	2,406,383	$565,760
Food, beverages and others		2,909	2,327	582
		$2,975,052	2,408,710	$566,342

Gross profit margin
Beauty service	%	51.7	55.7%	(3.9)
Food, beverages and others	%	6.5	6.9%	(0.5)
Average		51.4	55.3	(3.9)

(a)

Beauty service

Gross profit increased by $565,760, or 23.5%, from $2,406,383 for the nine months ended September 30, 2009 to $2,972,143 for the same period of 2010. During the third quarter of 2010, the Company introduced new facial treatment services to the Clubhouse, offered trials at a very low price, and phased out the use of certain cosmetic products. These arrangements account for approximately 1.7% decrease in gross profit margin. The increase in direct staff payroll accounted for another 2.4% decrease in gross profit margin.

(b)

Food, beverage and others

The increases in gross profit and gross profit margin were not significant to the Company’s operation.

Selling and distribution expenses

Selling and distribution expenses increased from $230,001 for the nine months ended September 30, 2009 to $882,753 for the nine months ended September 30, 2010.  The significant increase by $652,752 was mainly due to the increase in marketing and advertising expenses of $402,978.

General and administrative expenses

General and administrative expenses increased by $586,417, from $235,503 for the nine months ended September 30, 2009 to $821,920 for same period of 2010. The significant increase was primarily due to the increase in payroll of $197,420, rental and office expenses of $143,488, as the Company expanded its back office in 2010 in order to support Clubhouse operations.

Other income

The increase in other income by $299,710 mainly represents the management fee collected from a related party during 2010.

Income for the nine months ended September 30, 2010 and 2009

The Company recorded a profit before income tax of $1,559,188 for the nine months ended September 30, 2010, which decreased by $424,063, or 21.4%, compared with the same period of 2009. Net income decreased by $353,459, from $1,487,438 for the nine months ended September 30, 2009 to $1,133,979 for the same period of 2010. The decreases were mainly due to the significant increase in selling and distribution expenses and general and administrative expenses as mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2010, the Company had a total cash and cash equivalents of $56,677 compared to $21,000 as of December 31, 2009.  The cash was mainly used to fund the Company’s operations.  The Company’s cash flows for the nine months ended September 30, 2010 are analyzed as follows:

Cash Flows – Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

	Nine months ended September 30,
	2010	2009

Net cash provided by operating activities	$538,532	$2,523,303
Net cash used in investing activities	(113,601)	(68,410)
Net cash used in financing activities	(393,459)	(2,351,431)
Net increase in cash and cash equivalents	$31,472	$103,462

Our net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $538,532 and $2,523,303, respectively. The decrease in cash flows from operating activities by $1,984,771 was mainly due to i) the increase of $807,454 in prepayment for the purchase of the cosmetic products and the advertisement fees; and ii) the increase in amount due from Shenzhen Cleopatra Beauty & Salon Company Limited, a related party, of $1,153,427. Shenzhen Cleopatra Beauty and Salon Company Limited is a PRC entity owned by Mr. Xu Yong Ping, a shareholder of the Company. As of the balance sheet dates, the amounts are unsecured, interest free, and have no fixed terms of repayments.

Our cash flow used in investing activities mainly represented the purchases of equipment and machinery during the periods.

Our cash flows used in financing activities for the nine months ended September 30, 2010 was $393,459, representing a decrease of 1,957,972 compared to $2,351,431 as of September 30, 2009. The decrease was mainly due to the decrease in amount due to a shareholder by $2,012,138. The amount due to a shareholder  represents advances from Mr. Xu Yong Ping to the Company.  As of the balance sheet dates, the balances are unsecured, interest free, and have no fixed terms of repayments.

Working Capital

As of September 30, 2010, the Company recorded a working capital deficit of $666,293, as compared to a deficit of $2,009,637 as of December 31, 2009.  The decrease in deficit was mainly due to the profit generated for the nine months ended September 30, 2010.

As of September 30, 2010, there are no lines of credit or other external sources available to the Company.  We currently do not have any material commitments for capital expenditures.

We anticipate that our existing cash balances and cash generated from future sales will be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months.

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements.

We believe that the following critical accounting policy reflect the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility is reasonably assured, on the following bases:

(i)

Service revenue and management fee income, when services have been rendered;

(ii)

Food and beverage revenues are recognized upon delivery;

(iii)

Sublease revenue, on an accrual basis;

(iv)

Other revenue, when the right to receive payment has been established.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the nine months ended September 30, 2010, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other income (expense), net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1. Approximately 100% of the Company's revenue is derived from the PRC. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

2. If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on normal operations of the Company.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Board of Directors of Vibrosaun and the Board of Directors of FLL have each approved the proposed transaction, contingent upon satisfaction prior to closing of all of the terms and conditions of this Agreement; and

FLL wholly owns World Alliance Holdings, a Hong Kong company. World Alliance Holdings wholly owns Shenzhen New Cleopatra Beauty & Salon Company Limited.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CLEOPATRA INTERNATIONAL GROUP, INC.

Date:	November 22, 2010	By:	/s/ Xu YongPing
Xu YongPing
Chief Executive Officer

Date:	November 22, 2010	By:	/s/ZheYong He
ZheYong He
Chief Financial Officer