Form 10-Q/A
period 2010-09-30
CLEOPATRA INTERNATIONAL GROUP, INC.
filed 2011-03-29
CIK 810534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/ A

(Amendment No. 1)

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: March 12, 2011 – 59,999,648 shares of common stock.

TABLE OF CONTENTS

CLEOPATRA INTERNATIONAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  14

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

21

ITEM 4.

CONTROLS AND PROCEDURES

22

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

23

ITEM 1A.

RISK FACTORS.

23

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

23

ITEM 4.

(REMOVED AND RESERVED).

23

ITEM 5.

OTHER INFORMATION.

23

ITEM 6.

EXHIBITS.

24

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CLEOPATRA INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
Assets	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$ 56,677	$ 21,000
Deposits and other receivables	1,036,181	23,843
Amount due from a related party	1,153,427	-
Total current assets	2,246,285	44,843

Property, plant and equipment, net	1,878,834	2,049,811
Long term deposits	113,135	110,642

Total assets	$ 4,238,254	$ 2,205,296

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$ 145,440	$ 92,067
Deferred service revenue	232,543	124,208
Accrued expenses and other payables	312,581	38,244
Taxes payable	1,873,955	1,058,443
Amount due to a related party	-	28,134
Amount due to a shareholder	348,059	713,384
Total current liabilities	2,912,578	2,054,480

Total liabilities	2,912,578	2,054,480

Stockholders’ equity
Common stock: Par value $0.001 per share; 59,999,648 shares authorized, issued and outstanding	60,000	60,000
Additional paid in capital	77,000	77,000
Retained earnings	1,133,979	--
Accumulated other comprehensive income	54,697	13,816
Total stockholders’ equity	1,325,676	150,816

Total liabilities and stockholders’ equity	$ 4,238,254	$ 2,205,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Beauty services	$ 2,178,466	$ 1,649,885	$ 5,743,590	$ 4,322,312
Food, beverage and others	11,350	13,980	45,016	33,500
Total revenues	2,189,816	1,663,865	5,788,606	4,355,812

Cost of services and other operations
Beauty services	1,006,610	639,558	2,771,447	1,915,929
Food, beverage and others	15,066	11,381	42,107	31,173
Total cost of services and other operations	1,021,676	650,939	2,813,554	1,947,102

Gross profit	1,168,140	1,012,926	2,975,052	2,408,710

Expenses
Selling and distribution	368,428	76,449	882,753	230,001
General and administrative	645,110	92,568	821,920	235,503
Total operating expenses	1,013,538	169,017	1,704,673	465,504

Operating profit	154,602	843,909	1,270,379	1,943,206

Other (expense)/income
Other income	315,932	23,650	370,940	71,230
Other expenses	(18,457)	(675)	(82,131)	(31,185)
Total other income	297,475	22,975	288,809	40,045

Income before provision for income taxes	452,077	866,884	1,559,188	1,983,251

Provision for income taxes	148,431	216,721	425,209	495,813

Net income	$ 303,646	$ 650,163	$ 1,133,979	$ 1,487,438

Other comprehensive income
Gain on foreign currency translation	25,577	60,764	40,881	49,657

Total comprehensive income	$ 329,223	$ 710,927	$ 1,174,860	$ 1,537,095

Earnings per share, basic and diluted	$ 0.01	$ 0.01	$ 0.02	$ 0.02

Weighted average number of shares outstanding, basic and diluted	59,999,648	59,999,648	59,999,648	59,999,648

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

As of  September 30, 2010

	Common stock		Additional paid in capital	Retained earnings/ (Accumulated deficits)	Accumulated other comprehensive income/(loss)	Total equity
	Number of shares	Amount

June 30, 2010 ,as originally reported	2,999,648	$3,000	$128,171	$(131,171)	$--	$--

Reorganization applied retroactively – Acquisition of 100% Festive Lion by issuance of 57,000,000 shares	57,000,000	57,000	(51,171)	961 , 504	29 , 120	996,453

June 30, 2010, after reorganization	59,999,648	60,000	77,000	830,333	29,120	996,453

Profit for the period	--	--	--	303,640	25,577	329,223

Balance at September 30, 2010	59,999,648	$60,000	$77,000	$1,133,979	$54,697	$1,325,676

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

As of September 30, 2010, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Festive Lion Limited	BVI
(“Festive Lion”)	November 20, 2009	$50,000	100%	Investment holding

World Alliance Holdings Limited (“World Alliance”)	Hong Kong Special Administrative Region (“HKSAR”) November 5, 2009	HK$10,000	100%	Investment holding

Shenzhen New Cleopatra Beauty and Salon Company Limited (“New Cleopatra”)	The PRC October 29, 2007	RMB1,000,000	100%	Provision of beauty services in the PRC

As of September 30, 2010, New Cleopatra operates a clubhouse in Shenzhen, the PRC, with a beauty centre, a salon centre and spa facilities (the “Clubhouse”). The directors of the Company have determined that the provision of beauty and salon services is in the same segment as they are in similar operations, exposed to similar risks, and have the same decision making channels. Food and beverage operations are insignificant to present a separate segment report.

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

Festive Lion and World Alliance were formed by the shareholders of New Cleopatra for the purpose of the above reorganization. The above stock exchange transactions resulted in the shareholders of Festive Lion obtaining a majority voting interest in World Alliance and New Cleopatra. As the transactions were between entities under common control, we are required to reflect the reorganization in these financial statements as if these transactions had occurred retrospectively.

On June 24, 2010, the Company entered into a share exchange transaction with Festive Lion. Pursuant to which the Company shall acquire the entire share capital of Festive Lion in exchange for 57,000,000 shares. On September 16, 2010, the Company issued the shares and closed the Agreement for Share Exchange.  Immediately after the transaction, the Company ha d a total common stock of 59,999,648 shares issued and outstanding.

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

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations and cash flows. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

(c)

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured, on the following bases:

(i)

Service revenue

The Company provides membership package to members while also accepting walk-in customers.

For membership packages, the amount received from customers represents prepaid beauty services. As the Company is obliged to provide future beauty services to customers, all moneys received will be recognized as deferred service revenue. When services are rendered, the amount will be recognized as revenue.

For walk-in customers, sales revenue is recognized at the time the service is rendered.

(ii)

Management fee income is recognized when services have been rendered;

(iii)

Food and beverage revenues are recognized upon delivery;

(iv)

Sublease revenue, on an accrual basis;

(v)

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

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s deposits and other receivables are summarized as follows:

	September 30, 2010	December 31, 2009

Rental deposits	$ 113,135	$ 110,642
Other receivables	228,727	23,843
Prepayment	807,454	-
	1,149,316	134,485
Less: Long term rental deposits	(113,135)	(110,642)
Current portion	$ 1,036,181	$ 23,843

Prepayment as of September 30, 2010 mainly comprised advances to a supplier of $560,252 for purchase of cosmetic products, and prepaid advertisement fees of $236,684.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	September 30, 2010	December 31, 2009

At cost:
Machinery	2 - 5 years	$ 1,075,422	$ 1,051,731
Fixtures and furniture	2 - 5 years	201,933	197,485
Office equipment	5 years	40,838	27,474
Leasehold Improvement	8 years	2,169,086	2,022,446
		$ 3,487,279	$ 3,299,136
Less: Accumulated depreciation		(1,608,445)	(1,249,325)
Property, plant and equipment, net		$ 1,878,834	$ 2,049,811

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $321,254 and $275,647, respectively. The allocation of depreciation expense for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	Nine months ended September 30,
	2010	2009

Included in cost of services	$ 316,636	$ 272,416
Included in general and administrative expenses	4,618	3,231

Total depreciation expense	$ 321,254	$ 275,647

NOTE 7 – DEFERRED SERVICE REVENUE

Deferred service revenue represents customer payments made in advance for future beauty services.  Revenue for these services is recognized as the services are performed.

NOTE 8 – AMOUNT DUE FROM/(TO) A RELATED PARTY

As of the balance sheet dates, the Company’s amount due from/(to) a related party is summarized as follows:

	September 30, 2010	December 31, 2009

Shenzhen Cleopatra Beauty and Salon Center	$ 1,153,427	$ (28,134)

Shenzhen Cleopatra Beauty and Salon Center (“Old Cleopatra”) is a PRC entity owned by Mr. Xu Yong Ping, a shareholder of the Company. As of the balance sheet dates, the amounts are unsecured, interest free, and have no fixed terms of repayments . The amounts are accumulated from advances during this fiscal year for the purpose of developing wholesale and retail of beauty products.

NOTE 9 – AMOUNT DUE TO A SHAREHOLDER

The amount due to a shareholder represents advances from Mr. Xu Yong Ping to the Company.  As of the balance sheet dates, the balances are unsecured, interest free, and have no fixed terms of repayments.

NOTE 10 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2010	December 31, 2009

Income tax payables	$ 1,264,893	$ 760,256
Service tax payables	599,541	295,298
Other tax payables	9,521	2,889
Total	$ 1,873,955	$ 1,058,443

NOTE 11 – OTHER INCOME

The Company’s other income is summarized as follows:

	Nine months ended September 30,
	2010	2009

Sublease rental income	$ 71,565	$ 71,223
Management fee income from Old Cleopatra	265,316	-
Others	34,059	7
Total	$ 370,940	$ 71,230

Old Cleopatra is a PRC entity owned by Mr. Xu Yong Ping, a shareholder of the Company.

NOTE 12 – PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended September 30, 2010 and 2009 are summarized as follows:

Nine months ended September 30,
	2010	2009
Current – PRC income tax provision	$ 425,209	$ 495,813
Deferred income tax provision	-	-
Total	$ 425,209	$ 495,813

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2010		2009
	Amount	%	Amount	%
Income before provision for income taxes	$ 1,559,188		$ 1,983,251

Expected PRC income tax expense at statutory tax rate of 25%	389,797	25.0	495,813	25.0
Tax effect of expenses that are not deductible for tax purposes	35,412	2.3	-
Provision for Income Taxes	$ 425,209	27.3	$ 495,813	25.0

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

NOTE 13 – OPERATING LEASE ARRANGEMENTS

(a)

Lease Commitment – As lessee

As of September 30, 2010, the expected annual lease payment under a non-cancellable operating lease is as follows:

2010
September 30,
2011	$ 575,438
2012	504,591
2013	490,421
2014	490,421
TOTAL	$ 2,060,871

(b)

Lease Commitment – As lessor

The Company subleases part of the Clubhouse area under an operating lease arrangement. As of September 30, 2010, the expected receivable from a non-cancellable operating lease is as follows:

2010
September 30,
2011	$ 116,844
2012	116,844
2013	116,844
2014	116,844
TOTAL	$ 467,376

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

Revenue

The Company operates a clubhouse in Shenzhen, the PRC, with a beauty centre, a salon centre and spa facilities (the “Clubhouse”) . The revenue for the third quarter of 2010 and 2009 are analyzed as follows:

	Third quarter		Increase/	%
	2010	2009	(decrease)	change

Revenue
Beauty service	$ 2,178,466	$ 1,649,885	$ 528,581	32.0
Food, beverages and others	11,350	13,980	(2,630)	(18.8)
Total	$ 2,189,816	$ 1,663,865	$ 525,951	31.6

(a)

Beauty services

The revenue for the third quarter of 2010 and 2009 was $2,178,466 and $1,649,885, respectively, accounting for over 99% of total revenue for both periods. The increase by $528,581 mainly represents an increase in the revenues from beauty centre of $279,757 and an increase in revenues from salon centre of $248,824 as the Company implemented several advertisement and marketing campaigns during the quarter.

(b)

Food, beverages and others

Revenue for the third quarter of 2010 and 2009 accounted for less than 1.0% of the Company’s revenue for both periods. These revenues are insignificant to the Company’s operations.

Cost of services and other operations

Cost of services and other operations for the third quarter of 2010 and 2009 are analyzed as follows:

	Third quarter		Increase/	%
	2010	2009	(decrease)	change

Cost
Beauty service	$ 1,006,610	$ 639,558	$ 367,052	57.4
Food, beverages and others	15,066	11,381	3,685	32.4
Total	$ 1,021,676	$ 650,939	$ 370,737	57.0

(a)

Beauty service

The increase by $367,052 from $639,558 for the third quarter of 2009 to $1,006,610 for the third quarter of 2010 was mainly driven by the increase in revenues and the increase in direct staff payroll of $43,485

(b)

Food, beverage and others

These sectors are insignificant to the Company’s operation.

Gross profit

The gross profit and the gross profit margin for the third quarter of 2010 and 2009 are analyzed as follows:

	Third quarter		Increase/
	2010	2009	(decrease)
Gross profit
Beauty service	$ 1,171,856	$ 1,010,327	$ 161,529
Food, beverages and others	(3,716)	2,599	(6,315)
Total	$ 1,168,140	$ 1,012,926	$ 155,214

Gross profit margin
Beauty service	53.8	61.2	(7.4)
Food, beverages and others	(32.7)	18.6	(51.3)
Average	53.3	60.9	(7.6)

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

Results of Operations – Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

	Nine months ended September 30,		Increase/	%
	2010	2009	(decrease)	change

Revenue	$ 5,788,606	$ 4,355,812	$ 1,432,794	32.9
Cost of services and other operations	2,813,554	1,947,102	866,452	44.5
Gross profit	2,975,052	2,408,710	566,342	23.5
Selling and distribution expenses	882,753	230,001	652,752	283.8
General and administrative expenses	821,920	235,503	586,417	249.0
Other income	370,940	71,230	299,710	420.8
Other expenses	(82,131)	(31,185)	(50,946)	163.4
Income before income taxes	1,559,188	1,983,251	(424,063)	(21.4)
Provision for income taxes	425,209	495,813	(70,604)	(14.2)
Net income	$ 1,133,979	$ 1,487,438	$ (353,459)	(23.8)

Revenues

Revenue for the nine months ended September 30, 2010 and 2009 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2010	2009	(decrease)	change

Beauty services	$ 5,743,590	$ 4,322,312	$ 1,421,278	32.9
Food, beverages and others	45,016	33,500	11,516	34.4
Total revenue	$ 5,788,606	$ 4,355,812	$ 1,432,794	32.9

(a) Beauty services

Revenue for the nine months ended September 30, 2010 and 2009 was $5,743,590 and $4,322,312, respectively, accounting for over 99% of total revenue for both periods. The increase by $1,421,278 mainly represents an increase in the revenues from beauty centre of $750,701 and an increase in revenues from salon centre of $670,577 due to consistent effort on promotion and marketing.

(b) Food, beverages and others

Revenue for the nine months ended September 30, 2010 and 2009 only accounted for less than 1.0% of the Company’s operations for both periods, which is not significant to the Company’s operations.

Cost of services and other operations

Cost of services and other operations for nine months ended September 30 of 2010 and 2009 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2010	2009	(decrease)	change
Cost
Beauty service	$ 2,771,447	$ 1,915,929	$ 855,518	44.7
Food, beverages and others	42,107	31,173	10,934	35.1
Total	$ 2,813,554	$ 1,947,102	$ 866,452	44.5

(a)

Beauty service

Cost of services increased by $855,518 from $1,915,929 for the nine months ended September 30, 2009 to $2,771,447 for the same period of 2010. The increase was mainly driven by the increase in revenue and increase in direct payroll of $142,101.

(b)

Food, beverages and others

The increase was insignificant to the Company’s operations.

Gross profit

Gross profit and gross profit margin for the nine months ended September 30 of 2010 and 2009 are analyzed as follows:

	Nine months ended September 30,		Increase/
	2010	2009	(decrease)
Cost
Gross profit
Beauty service	$ 2,972,143	$ 2,406,383	$ 565,760
Food, beverages and others	2,909	2,327	582
	$ 2,975,052	$ 2,408,710	$ 566,342

Gross profit margin
Beauty service	51.7%	55.7%	(3.9) %
Food, beverages and others	6.5%	6.9%	(0.5) %
Average	51.4%	55.3%	(3.9) %

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

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2010, the Company had a total cash and cash equivalents of $56,677 compared to $21,000 as of December 31, 2009.  The cash was mainly used to fund the Company’s operations.  The Company’s cash flows for the nine months ended September 30, 2010 are analyzed as follows:

Cash Flows – Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

	Nine months ended September 30,
	2010	2009

Net cash provided by operating activities	538,532	2,523,303
Net cash used in investing activities	(113,601)	(68,410)
Net cash used in financing activities	(393,459)	(2,351,431)
Net increase in cash and cash equivalents	31,472	103,462

Our net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $538,532 and $2,523,303, respectively. The decrease in cash flows from operating activities by $1,984,771 was mainly due to i) the increase of $807,454 in prepayment for the purchase of the cosmetic products and the advertisement fees; and ii) the increase in amount due from Shenzhen Cleopatra Beauty & Salon Center  (“Old Cleopatra”), a related party, of $1,153,427. Old Cleopatra is a PRC entity owned by Mr. Xu Yong Ping, a shareholder of the Company.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured, on the following bases:

(i)

Service revenue

The Company provides membership packages to members while also accepting walk-in customers.

For membership packages, the amount received from customers represents prepaid beauty services. As the Company is obliged to provide future beauty services to customers, all moneys received will be recognized as deferred service revenue. When services are rendered, the amount will be recognized as revenue.

For walk-in customers, sales revenue is recognized at the time the service is rendered.

(ii)

Management fee income is recognized when services have been rendered;

(iii)

Food and beverage revenues are recognized upon delivery;

(iv)

Sublease revenue, on an accrual basis;

(v)

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

Inflation

Inflation has not had a material impact on the Company’s business in recent years.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi (“RMB”). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People’s Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1. Approximately 100% of the Company’s revenue is derived from the PRC. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

2. If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on normal operations of the Company.

ITEM 4.

CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of September 30, 2010 . There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the last fiscal quarter , including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLEOPATRA INTERNATIONAL GROUP, INC.

Date:	March 25, 2011	By:	/s/ YongPing Xu
YongPing Xu
Chief Executive Officer

Date:	March 25, 2011	By:	/s/ ZeYong He
ZeYong He
Chief Financial Officer