Form 10-K
period 2010-12-31
CLEOPATRA INTERNATIONAL GROUP, INC.
filed 2011-04-15
CIK 810534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 000-53411

CLEOPATRA INTERNATIONAL GROUP, INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	26-3788124
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 12 YingChun Road 9th Floor, HaiWaiLianYi Building
LuoHu District, Shenzhen, Guangdong Province, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

0755-8230-9541

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Name of each exchange on which registered: The OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2010 was zero.

There were 59,999,648 shares of common stock of the registrant outstanding as of March 31, 2011.

TABLE OF CONTENTS

PART I

2

Item 1.

Business.

2

Item 1A.

Risk Factors.

8

Item 1B.

 Unresolved Staff Comments.

19

Item 2.

Properties.

19

Item 3.

Legal Proceedings.

19

PART II

20

Item 4.

(Removed and Reserved).

20

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.  20

Item 6.

Selected Financial Data.

20

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

21

Item 8

Financial Statements and Supplementary Financial Data.

25

Item 9

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

25

Item 9A.

Controls and Procedures.

25

Item 9B.

Other Information.

27

PART III

27

Item 10

Directors, Executive Officers and Corporate Governance.

27

Item 11

 Executive Compensation.

30

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  31

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

32

Item 14.

Principal Accounting Fees and Services.

33

PART IV

34

Item 15.

Exhibits and Financial Statement Schedules.

34

i

Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “we,” “us” or “our” are references to the combined business of Cleopatra International Group, Inc. and its consolidated subsidiaries.  References to “New Cleopatra” are references to our wholly-owned subsidiary, Shenzhen New Cleopatra Salon and Spa Company Limited, a PRC wholly foreign owned enterprise. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Cleopatra International Group, Inc. that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.

Business.

Description of Business

We are an operator of beauty, hair, and spa services in the PRC. Our primary operations are conducted at a 7,000 sq.m. concept treatment center (the “Clubhouse”) we operate in Shenzhen, Guangdong Province, that includes a salon center, a beauty center, and a spa center. The salon center provides the following services: hair styling, treatment, and cleaning, nail services, and style makeovers. The beauty center and spa provide the following services: skin care, cosmetics, body wellness, massage, sauna, tanning, and yoga. The Clubhouse also operates an onsite food and beverage center that offers herbal teas and other nutritious foods to our customers.

In July 2007, we were one of two companies that were awarded “Six Stars” by the All-China Federation of Industry and Commerce—Hairdressing and Beauty Association (now known as the Beauty & SPA Exchange Centre, Chamber of Beauty Culture & Cosmetics, ACFIC) (the “ACFIC”).  The “Six Stars” are given annually for décor, quality of service, level of professionalism, pricing of services, and business operating procedures and based upon the standard of service, quality of equipment used, and the interior decorations at a facility.  This is a national honorary title and one of the highest given in our industry.  In October 2009, New Cleopatra was honored as the “Best Large Five-Service Beauty and Hair Club” in its province by the ACFIC. This honorary title is given to beauty salons and facilities that provide exceptional hair, beauty, and spa services. It is given on an annual basis to one company in each province in China. As such, approximately 31 of these honorary titles are awarded annually.

Industry Overview

We currently operate in the beauty, hair and spa industry. China’s beauty, hair, and spa industry is a fragmented market.   According to China’s 2009-2012 Beauty, Hair, and Spa Market Research Report, which can be found at the China Research Report Website at www.BaogaoBaogao.com, the industry as a whole was worth approximately RMB400 billion in 2009.  This is also a very rapidly growing market, with a yearly growth rate typically not less than 20%.  The industry has a contribution margin of approximately 3% to 4% GDP to the Chinese economy.

The industry is highly fragmented with an increasingly competitive environment as customers seek to demonstrate their social status and as quality of living and per capital income continue to improve in China. According to the 2006 Market Research Report, beauty and hair salon customers in China are largely females and have an average age of 25.72.  In related statistics, approximately 28% are ages 20 and below, approximately 42% are ages between 21 and 30, approximately 23% are ages between 31 and 40, and approximately 7.33% are ages 41 and up. At the same time, the spending patterns on beauty and hair services trend by age group as follows: 7.83% are ages 20 and below, 30.41% are between ages 21 and 30, 30.01% are between ages 31 and 40, 20.6% are between ages 41 and 50, 8.02% are between ages 51 and 60 and 3.11% are ages 60 and up.

Corporate Structure

The Company’s current corporate structure is set forth below:

Cleopatra International Group, Inc.

(Nevada) (the “Company”)

100%  â

Festive Lion Limited

(British Virgin Islands) (“FLL”)

100% â

 World Alliance Holdings Limited

(Hong Kong) (“World Alliance Holdings”)

100% â

Shenzhen New Cleopatra Beauty & Salon Company Limited

(People’s Republic of China) (“New Cleopatra”)

Customers

We are primarily a membership operated business.  However, we do operate a walk-in business as well. Our target customers and our membership base is comprised of professionals.  This includes people from the entertainment and fashion industry, and niche clientele from the general population, such as banks’ clients, golf members, high-end consumers, and white-collar customers.  he customers we receive as walk-in clients are typically of the same profile and social status as  those who hold memberships. In addition, we receive walk-in customers that are individuals seeking beauty services for a special event, such as weddings, company parties, or important company events.

Our Services

Our Facilities and Services Provided

Shenzhen Cleopatra Beauty & Salon Center (“Old Cleopatra”) was established in August 1994 in Shenzhen City, Guangdong Province.  Old Cleopatra operated in the beauty and hair service industry, primarily providing hair care services, and at that time was managed and operated by our current chief executive officer, Mr. YongPing Xu, as a sole proprietor. In 2007, in light of changing market conditions in Shenzhen, Mr. Xu established New Cleopatra, a new company in Shenzhen City, Guangdong Province in order to expand the company’s business scope to include spa services and to provide luxury beauty and hair services that would cater to the high-income elite and celebrity clientele. As Chinese citizens have begun to enjoy higher disposable income due to recent years of economic growth, they have begun to seek and demand a better lifestyle and ways to demonstrate their heightened social status. Therefore, the demand for luxury hair and beauty services began to develop and the Company expanded to capture the increasing needs of the market. As part of the reorganization, in 2008 New Cleopatra acquired Old Cleopatra’s existing clientele as well as its Clubhouse, both of which have served to further promote the Company’s brand recognition.

Since December 31, 2009, New Cleopatra has operated the Clubhouse, a multi-service luxury establishment that includes a beauty center, a salon center and spa facilities. At the salon center we provide the following services: manicure, pedicure, hair styling, hair treatment, shampoo, and makeovers.  At the beauty center and spa we provide the following services: skin care, body shaping, body wellness, body massage, sauna room, tanning services, and yoga.  In addition, we have an onsite food and beverage center, which provides herbal teas and nutrition foods, among other things.

Products

Currently we do not manufacture our own line of products.  However, we use the highest quality products for our services, including Vidal Sassoon, L’OREAL, Wella, Schwarzkopf, Olanbe, and many others.  In addition we carry a wide variety of products ranging from shampoos, hair dyes, and hair oils, to body lotions and herbal oils.

Since the completion of the transfer of Old Cleopatra’s hair and beauty service business to New Cleopatra at the end of 2008, we have been primarily engaged in the sale of hair and beauty services. Old Cleopatra’s business of selling beauty product sales to other retailers has continued to be carried out by Old Cleopatra. We do however believe that beauty product sales can be a value-added service for New Cleopatra’s customers as it gives them the option to purchase the same type of products that we use in the services offered at the Clubhouse. As such, in January 2010, whereby New Cleopatra and Old Cleopatra entered into an agreement to engage in the joint development of the retail and wholesale distribution of hair and beauty products to be sold by Old Cleopatra. New Cleopatra will retain 20% of the profits earned in this venture, while Old Cleopatra will receive 80% of the profits. The terms of the agreement are valid through June 30, 2011.  The Company plans to evaluate the results of the joint development in June 2011 to determine whether to continue the operation.

Our Service Team

We have a highly competent team of technical directors, all of whom have more than 15 years of experience in the industry.  Technical directors are senior employees who manage our hair stylists, provide in-house training, and offer their services to our customers at premium rates compared to our other hair stylists. Amongst our service team we have a 1990 graduate of the Vidal Sassoon Academy in London.  In addition, we have won numerous hairstyling competitions in Asia.  In total, we employ 242 full-time individuals; this includes our team of technical directors.

Customer Service and Quality Control

We strive to achieve the highest quality of customer service.  In our efforts to achieve this, we have worked with major international styling academies, such as Toni & Guy and Vidal Sassoon, to become proficient in the latest beauty styling and treatments.  Each member of our staff is a trained and competent service professional and all of our customers are chaperoned by at least one member of our staff during their treatments.  We use beauty, hair, and spa management software, as well as standard operating procedures for our business operations.  All of our equipment and equipment maintenance is supported by our vendors at the time of the equipment’s purchase.

Memberships and Marketing

We have several different types of memberships catered to different customer preferences. The level of membership selected by a customer will determine the specific type and amount of benefits the customer is eligible to receive and will determine pricing of the membership package. We adapt ourselves to the ever changing market by offering different types of packages for our services in the industry. The diversity of options helps both to attract new customers and to provide a variety of benefits to our existing customers.

As of 2009, we have approximately 10,000 members and 5,000 walk-in customers annually.  We have membership plans ranging from RMB5,000 to RMB280,000, or approximately $750 to $42,000 U.S. Dollars. We also offer discounts to our members ranging from 15% to 90% on our services and beauty products depending on the member’s choice of plans and services. As we want to promote the benefit of becoming a member, only members are eligible for discounts, while walk-in customers are not. Approximately 80% of our revenue is derived from members, and 20% of our revenue is derived from walk-in customers.

Competition

According to China Beauty & Hair Industry Market Research Report published by China Federation of Industry Beauty and Cosmetic Association in 2006 (the “2006 Market Research Report”), the beauty and hair salon industry is a highly fragmented and competitive market.  Currently, it is estimated that the industry has about 1.82 million beauty and hair salons in China.

Whereas many market entrants operate only as hair salons or only as beauty salons, our business model provides integrated services, offering beauty, hair salon and spa services under one roof.  Our most direct competitor in Shenzhen in terms of its scope of services is “M Beauty”. M Beauty describes itself as having been founded in Changsha, a Tier-2 city in China located in Hunan Province. M Beauty caters to middle and high-income clientele, and most of the 20 stores that M Beauty operates are located in Tier-2 cities, and has only recently begun to expand into Tier-1 cities such as Shenzhen. Since we have been operating in the Tier-1 market for over 15 years, we believe we have a better understanding of the needs of customers in Tier-1 cities and can therefore provide better services that more accurately cater to their demands.

With respect to salons offering single-type services, we consider Salon Esprit located in Shenzhen to be our most direct competitor in the hair salon service business based on service fee, target customer, and geographic location.  We both target customers with high disposable incomes who desire to demonstrate their social status.  Based on the price list available on Salon Esprit’s web site, Salon Esprit’s services range between RMB 100 and RMB 10,000, depending on the kind of hair service provided. Our service fees are comparable but have a narrower price range of RMB 200 to RMB 3,000 per service provided.

With respect to our beauty salon services, we compete with “Meng Yuan Beauty Center” and “Papira”, also located in Shenzhen. Based on information presented on their web sites, these salon companies offer services ranging from few hundred to tens of thousands RMB. In comparison our service fees range from RMB 280 to RMB 16,800 per service ordered.

Our Strategy

We target high disposable income customers with ages ranging between 25 and 45.  We believe that continual investment into fashion design know-how and techniques are important to attracting and retaining our customers. We believe that higher disposable income clients tend not to be as price sensitive, as long as their desired fashion and social status can be satisfactorily expressed. We believe that our business differentiates itself from its competitors by the numerous awards that it has received. New Cleopatra has not only received ISO 9001 Quality Management System and ISO 1400 Environmental Management System certifications, but it was awarded “6 Stars” for the quality of its facilities and services in 2007 and was nominated as one of the top-5 hair salons in the nation.

As the Company has been operating in Shenzhen, a Tier-1 city, since 1994, we have evolved from a hair salon providing limited hair services to a luxurious high-end multi-service health and beauty clubhouse. As Shenzhen is designated by the PRC government as a special economic zone with geographic proximity to Hong Kong, it enjoys fashion influences from the international community ahead of any other Tier-2 cities.  The Company’s management system has grown from a sole proprietorship to a corporate system that allows for increased operational efficiency and service quality control.  Moreover, the Company has earned a reputation over the years in our target customer group.  The Company will continue to seek to distinguish ourselves from other competitors by offering a combination of beauty and hair services that maximizes cross-sector sales opportunities.  We plan to continue to focus on fashion design services that cater toward the elite and celebrities seeking luxurious individualized services and will strive to continually enhance our products and services to satisfy evolving customer demand.

In addition, as the market is highly fragmented, we may consider deploying a consolidation strategy to become a leading brand.  We intend to use our existing proven business management system, fashion training know-how and business model to further our geographic expansion. We intend to continue to target and grow in other Tier-1 cities by leveraging our existing clientele and marketing our service quality.

Material Marketing and Promotional Efforts

We attribute our revenue growth to our promotion and marketing efforts.  Furthermore, our brand is important to our business. Therefore we employ the following marketing and promotional efforts to increase our brand awareness and service affordability:

1)

Advertisement: Advertisements in numerous consumer medias and physical locations such as the high-end shopping malls and high foot traffic and waiting areas, such as the airport.  We work with numerous advertisers and pay advertising fees.

2)

Payment Plan: To make our services more affordable, we work with China Merchant Bank to offer payment plans with no interest to China Merchant Bank’s credit card holders on selective services.  Pursuant to an agreement dated December 25, 2010, we have agreed to pay a transaction fee to the bank and receive full-payment up-front at the time of the transaction.  The amount of fees we incur range from 4% to 6%, depending on the size of the customer purchase, with no penalty action from the bank should a cardholder fail to make his or her payment obligation.

3)

Cross-Promotion: We work with other vendors that target similar types of clientele. We may offer discount vouchers for our services to such stores in exchange for the same value of gift vouchers that can be picked up by our members at our Clubhouse when using our services.

We may also provide free advertising space or sales counters for vendors. As an example of this type of arrangement, pursuant to an agreement with Shenzhen Daiweike Jewelry Co., Ltd. (“DBE”), between June 24, 2010 and July 23, 2010, DBE agreed to sponsor articles of jewelry for us to use in connection with promotional events at a Clubhouse evening gala and provided us with a section in its jewelry exhibit hall to sell our products and services. In return, we agreed to advertise DBE’s logo and products at our Clubhouse. We also provided DBE with a display counter on-site at the Clubhouse and included printed DBE advertisements in our brochures and at certain special events.

4)

Internet Sales:  To attract Internet customers to try our services, we offer selective heavily discounted priced service vouchers to a number of internet merchants. The internet merchant purchases the vouchers from us, then resells the vouchers and places our advertisement on their web site. The internet merchant earns the difference of the voucher price sold to customers and the price paid to us. The service vouchers sold by the Internet merchant is non-refundable.

Our promotional arrangements are generally short-term with options to renew at different terms and considerations, depending on the market conditions and previous marketing results.

Suppliers

Currently we use several different products in tandem with the services we supply to our clients.  However, we feel we are not dependent on any significant product or service from a third party.  The products used by our Company are easily attainable through several suppliers.  In addition, we strive to and currently maintain professional relationships with our suppliers.

Regulatory Matters

Our industry is regulated by the Ministry of Commerce (“MOFCOM”), the Ministry for Industry and Commerce, and the Ministry of Health.  In November, 2004, MOFCOM promulgated Interim Measures for the Administration of Beauty Treatment and Hairdressing Industry (“the Measures”), which became effective on January 1, 2005.  Under the Measures, operators engaged in beauty treatment and hairdressing business (“Operators”) shall meet the following basic conditions: (A) having the ability to bear civil liability; (B) having a fixed place of business; (C) rendering the service with suitable facilities and equipment; and (D) employing professional and technical personnel with appropriate certificates.  Furthermore, Operators are required to display the business licenses, health permits, service items and service fees and use or sell products or equipment that meet product quality and safety and health requirements and standards.  In the event that Operators fail to comply with the Measures, the local branch of MOFCOM may give them a warning, require them to rectify their noncompliance within a specific time period or make an announcement of such non-compliance to the public if deemed necessary.

Foreign Ownership of Chinese Companies

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment (the “Catalogue”), which was promulgated and is amended from time to time by MOFCOM and the National Development and Reform Commission.  The Catalogue divides industries into three categories: encouraged, restricted and prohibited.  An industry not listed in the Catalogue is generally open to foreign investment unless it is specifically restricted by other PRC regulations.  In addition, the establishment of wholly foreign-owned enterprises is generally permitted in many industries except for the restricted industries which are listed in the Catalogue or restricted by other government regulations (which are subject to governmental approvals) and industries prohibited from foreign investments.  Pursuant to the currently effective Catalogue (2007 version) and other PRC regulations, the business scope of New Cleopatra as indicated on its business license does not fall into the restricted or prohibited industries, therefore New Cleopatra is not restricted from being a wholly foreign-owned enterprise.

On August 8, 2006, MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and State Administration of Foreign Exchange released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009.  These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises.  These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.

Employees

As of March 31, 2011, we had a total of 225 full-time employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good. The chart below describes the number of employees per department.

Department	Total
CEO Office	7
Human Resource	4
Accounting	14
Administration	11
Operation	9
Sales & Marketing	14
Internal Staff Training	6
Club House	160
Total	225

Material Intellectual Property

On April 10, 2006, Mr. Xu applied to register the trademark “Cleopatra” which was approved by the Trademark Office State Administration for Industry and Commerce of People’s Republic of China on September 28, 2009 with the trademark number 5274129. The duration of the trademark is 10 years, commencing September 28, 2009 and valid through September 27, 2019. The trademark covers the following Services: (1) Tattoo; (2) Manicure; (3) Eyewear; (4) Non-Surgery Procedure; (5) Hair Transplant; (6) Psychology; (7) Aromatherapy; (8) Steam Bath; (9) Beauty Salon; and (10) Hair Salon. Currently, the Company only provides services that relate to nail design, facial care and hairstyling, which fall under categories (2), (9), and (10), respectively. At this time, Company has not yet determined if it will expand its services into the other categories.

Company Background

Our History and Corporate Structure

Prior to June 24, 2010, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company was originally incorporated in the State of Nevada on October 22, 1986 under the name “Morning Glory Mining, Inc.” with an authorized capital of $50,000 divided into 50,000,000 shares of common stock, par value $0.001 per share, and later changed its name to “Vibrosaun International, Inc.” We were initially organized to engage in mining and mineral exploration; to deal in real and personal property; to issue indebtedness in the furtherance of the purposes of the corporation; to execute contracts; to acquire and develop patents, trademarks and copyrights; to borrow money; to acquire and pay for other businesses; to acquire and dispose of our own shares; to reorganize or dissolve corporations; and to engage in any lawful business which may be conducted under the laws of the State of Nevada.

On June 24, 2010, we entered into a share exchange agreement with Festive Lion Limited, a British Virgin Island company (“FLL”), and majority shareholders of FLL (the “Shareholders”). According to the terms of this agreement, the Company acquired 100% of the equity ownership of FLL (the “FLL Shares”) held by the Shareholders in exchange for the issuance of 57,000,000 shares of the Company’s common stock (the “Exchange Shares”) in the aggregate, to the Shareholders. Upon the consummation of the transactions contemplated by the share exchange agreement, the aggregate percentage ownership of the Company held by shareholders of FLL was approximately 95%.

The share exchange agreement was entered into on June 24, 2010, in accordance with applicable law, and was consummated on September 15, 2010 (the “Exchange”). Immediately prior to the Exchange, the Company had a total of approximately 2,999,648 shares of its common stock issued and outstanding, and after the consummation of the Exchange there were 59,999,648 shares of common stock issued and outstanding.

The Board of Directors of the Company and the Board of Directors of FLL each approved the Exchange.  At the time of the Exchange, FLL wholly owned World Alliance Holdings Limited, a Hong Kong company (“World Alliance Holdings”), and World Alliance Holdings wholly owned Shenzhen New Cleopatra Beauty & Salon Company Limited, a PRC limited liability company (“New Cleopatra”). As a result of the Exchange, New Cleopatra, the operating company in the PRC, is an indirect wholly-owned subsidiary of the Company.

Name Change

On June 15, 2010, the Company, then known as Vibrosaun International, Inc., formed a direct wholly-owned subsidiary with the name Cleopatra International Group, Inc. as a corporation under the laws of the State of Nevada.  On June 30, 2010, the Company and Cleopatra International Group, Inc. entered into an Agreement and Plan of Merger, pursuant to which Cleopatra International Group, Inc. merged with and into the Company and the Company remained the surviving corporation of the merger, which was effective on July 2, 2010.

As a result of the merger, the corporate name of the Company was changed to “Cleopatra International Group, Inc.”  Prior to the merger, Cleopatra International Group, Inc. had no liabilities and nominal assets and, as a result of the merger the separate existence of Cleopatra International Group, Inc. then ceased. The Company was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Company.

The Company, as the parent domestic Nevada corporation, owning 100% of the outstanding shares of Cleopatra International Group, Inc., under Nevada law (NRS Section 92A.180) was authorized to merge Cleopatra International Group, Inc. into itself without shareholder approval and effectuate a name change without shareholder approval.

Legal Proceedings

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known by our management to be pending or threatened by or against us that would have a material adverse effect on our results from operations or financial condition.

Corporate Information

Our principal executive offices are located at No. 12 YingChun Road, 9th Floor, Haiwailianyi Building, Luohu District, Shenzhen City, Guangdong Province, PRC, Tel: 0755-8230-9541; Fax: 0755-8261-1003.

Item 1A.

Risk Factors.

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Related to our Business

Competition may increase in the beauty, hair, and spa industry.

Competition in the industry may increase in the future.  We may in the future compete for potential customers with current companies not yet offering services in our industry and/or new companies to the industry.  Increased competition could result in price reductions, and reduced margins or loss of market share.

There can be no assurance that we will be able to compete successfully against future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations could be adversely affected.

Our profitability depends, in part, on our ability to provide customer satisfaction, and if we are unable to maintain this, we could lose our competitive advantage.

We believe our brand has gained substantial recognition by consumers.  We believe this is largely due to our high standards of quality control and customer relations.  If we fail to maintain our high standards, we could potentially lose customers, which would adversely affect our operations.

The success of our business depends on maintaining key personnel, who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of our technical directors, as well as several other management personnel.  Loss of the services of any such individuals would adversely impact our operations.  In addition, we believe our technical directors represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain equally skilled employees.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical directors. Qualified technical directors are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available technical expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical directors.

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical directors in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers.  If these economic conditions are prolonged or deteriorate further, the market for our services could potentially decrease accordingly.

Risks Relating to our Industry

We have experienced product and service changes in our industry. New products and services may provide additional alternatives and result in a decrease in our consumer base.

The beauty, hair, and spa industry, in general, is a quickly changing industry. Our future success will depend on our ability to appropriately respond to changes in customer preferences, as well as new products or services being offered by our competitors.  If we adopt products and services that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market.

Existing regulations, and changes to such regulations, may present barriers to the use of our products and/or services, which may significantly reduce demand for our products and/or services.

Our services are currently regulated by the Ministry of Commerce, the Ministry for Industry and Commerce, and the Ministry of Health.  We currently comply with the regulations these Ministries have set forth.  However, a change in these regulations could create unknown barriers in continuing our operations as they currently exist.

Our success depends on providing products and services that create an enjoyable experience for our customers and members.

Our Company must continue to be aware of our customers’ needs and satisfaction of the products and services we offer.  The Company’s operating results would suffer if we were not responsive to the needs of our customers and members.

Our Company could potentially experience rapid growth in operations, which would place significant demands on the Company’s management, operational, and financial infrastructure.

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company’s brand and operating results.  To effectively manage growth, the Company will need to continue to improve its operational, financial, and management controls and its reporting systems and procedures.  Failure to implement these improvements could hurt the Company’s ability to manage its growth and financial position.

The brand identity that the Company has developed has significantly contributed to the success of its business. Maintaining and enhancing the Company’s brand image is critical to expanding the Company’s base of customers and members.

The Company believes that the importance of brand recognition will increase due to the relatively low barriers to entry in the beauty, hair, and spa market. If the company fails to maintain and enhance the Company’s brand, or if it incurs excessive expenses in this effort, the Company’s business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing the Company’s brand will depend largely on the Company’s ability to continue to provide high-quality products and services.

We may need additional capital and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our liquidity and financial position.

We may need additional cash resources due to changed business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to:

•	investors’ perception of, and demand for, securities of similar hair and beauty companies in China;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flow;

•	PRC governmental regulation of foreign investment in oil and gas equipment and services/clean technology companies in China;

•	economic, political and other conditions in China; and

•	PRC governmental policies relating to foreign currency borrowings.

We may face difficulties in protecting our intellectual property.

We have one trademark registered in the PRC. Although this intellectual property is protected through registration, the enforcement of measures for the protection of intellectual property rights in the PRC is currently not as certain or effective as compared to some developed countries. We believe our trademark is critical to our success and that the success of our business depends in part upon our continued ability to use or to further develop and increase brand awareness. The infringement of our trademark would diminish the value of our brand and its market acceptance, as well as our competitive advantages.

Monitoring and preventing the unauthorized use of our intellectual property is difficult. The measures we take to protect our brand may not be adequate to prevent its unauthorized use by third parties. Furthermore, application of laws governing intellectual property rights in China and abroad is uncertain and evolving, and could involve substantial risks to us. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, we may lose these rights and our business, results of operations, financial condition and prospects could be materially and adversely affected.

Risks Associated with Doing Business in the PRC

Changes in political, economic and legal developments in China may adversely affect our business.

As we derive substantially all of our revenues in China and substantially all of our assets and operations are in China, our continued growth depends heavily on China’s general economic condition. The Chinese economy has grown significantly in recent years, especially after China’s accession to the World Trade Organization in 2001. We, however, cannot assure you that the Chinese economy will continue to grow, or that such growth will be steady or in geographic regions or economic sectors that will benefit us. A downturn in China’s economic growth or a decline in economic condition may have material adverse effects on our results of operations.

Further, we will continue to be affected by the political, social and legal developments of China. Since the late 1970s, the PRC government has introduced a series of economic and political reforms, including measures designed to effectuate the country’s transitioning from a planned economy to a more market-oriented economy. During such economic and political reforms, a comprehensive system of laws were promulgated, including many new laws and regulations seeking to provide general guidance on economic and business practices in China and to regulate foreign investment. Although the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, a substantial portion of the productive assets in China are still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business.

In the past twenty years, the growth of the Chinese economy has been uneven across different geographic regions and different economic sectors. In order to stabilize national economic growth, the PRC government adopted a series of macroeconomic policies. These policies include measures that restricted excessive growth and investment in specific sectors of the economy. More recently, on the other hand, the PRC government has implemented stimulus responses to the global financial crisis. We cannot predict the future direction of economic reforms or the effects that any such measures may have on our business, financial condition or results of operations.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Most of our revenues are denominated in Renminbi, which is not freely convertible for capital account transactions and may be subject to exchange rate volatility.

We are exposed to the risks associated with foreign exchange controls and restrictions in China, as our revenues are primarily denominated in Renminbi, which is currently not freely exchangeable. The PRC government imposes control over the convertibility between Renminbi and foreign currencies. Under the PRC foreign exchange regulations, payments for “current account” transactions, including remittance of foreign currencies for payment of dividends, profit distributions, interest and operation-related expenditures, may be made without prior approval but are subject to procedural requirements. Strict foreign exchange control continues to apply to “capital account” transactions, such as direct foreign investment and foreign currency loans. These capital account transactions must be approved by or registered with the PRC State Administration of Foreign Exchange, or “SAFE.” Further, any capital contribution by an offshore shareholder to its PRC subsidiaries should be approved by the Ministry of Commerce, “MOFCOM,” in China or its local counterparts. We cannot assure you that we are able to meet all of our foreign currency obligations to remit profits out of China or to fund operations in China.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or “Circular 142”, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.

Any limitations on the ability of our PRC subsidiaries to pay dividends to us could have a material adverse effect on our business and results of operations.

As an entity established in China, our PRC subsidiaries are subject to certain limitations with respect to dividend payments. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries, as wholly foreign owned enterprises, may not distribute their after-tax profits to us if they have not already made contributions to their reserve fund, enterprise development fund and employee bonus and welfare fund at percentages that are decided by its board of directors. We had no restricted net assets as of December 31, 2010. In addition, if any of our PRC subsidiaries incurs any debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Limitations on the ability of our PRC subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our PRC subsidiaries, our liquidity, financial condition and ability to make dividend distributions to our shareholders will be materially and adversely affected.

Fluctuation in the value of the Renminbi and of the U.S. dollar may have a material adverse effect on investments in our common stock.

Any significant revaluation of the Renminbi may have a material adverse effect on the U.S. dollar equivalent amount of our revenues and financial condition as well as on the value of, and any dividends payable on, our ordinary shares in foreign currency terms. For instance, a decrease in the value of the Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our common stock and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our common stock . As of December 31, 2010, we had cash denominated in U.S. dollars of approximately $1,429,642USD. Any further appreciation of Renminbi against U.S. dollars may result in significant exchange losses.

Prior to 1994, Renminbi experienced a significant net devaluation against most major currencies, and there was significant volatility in the exchange rate during certain periods. Upon the execution of the unitary managed floating rate system in 1994, the Renminbi was devalued by 50% against the U.S. dollar. Since 1994, the Renminbi to U.S. dollar exchange rate has largely stabilized. On July 21, 2005, the People’s Bank of China announced that the exchange rate of U.S. dollar to Renminbi would be adjusted from $1 to RMB8.27 to $1 to RMB8.11, and it ceased to peg the Renminbi to the U.S. dollar. Instead, the Renminbi would be pegged to a basket of currencies, whose components would be adjusted based on changes in market supply and demand under a set of systematic principles. On September 23, 2005, the PRC government widened the daily trading band for Renminbi against non-U.S. dollar currencies from 1.5% to 3.0% to improve the flexibility of the new foreign exchange system. Since the adoption of these measures, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. The Renminbi may be revalued further against the U.S. dollar or other currencies, or may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies.

Adverse changes in PRC economic and political policies could have a material adverse effect on the overall economic growth of China and that could increase inflation, which may reduce the demand for our products and materially and adversely affect our business.

Our operating subsidiaries are based in China. As such, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many aspects, including:

•	the level of government involvement;

•	the level of development;

•	the growth rate;

•	the level and control of capital investment; and

•	the control of foreign exchange.

While the Chinese economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Chinese economy will continue to grow or to do so at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. In addition, if there is a slowdown, such slowdown could have a negative effect on our business. For example, the Chinese economy experienced high inflation in the second half of 2007 and the first half of 2008. China’s consumer price index increased by 7.0% during the nine months ended September 30, 2008 as compared to the same period in 2007. To combat inflation and prevent the economy from overheating, the PRC government adopted a number of tightening macroeconomic measures and monetary policies. Due in part to the impact of the global crisis in financial services and credit markets and other factors, the growth rate of China’s gross domestic product as measured against the same period of the previous year decreased to 7.1% in the first half of 2009, down from 10.4% in the first half of 2008. Beginning in September 2008, among other measures, the PRC government began to loosen macroeconomic measures and monetary policies, including reducing interest rates and decreasing the statutory reserve rates for banks. In addition, in November 2008 the PRC government announced an economic stimulus package in the amount of $586 billion. It is uncertain whether the various macroeconomic measures, monetary policies and economic stimulus packages adopted by the PRC government will be effective in restoring or sustaining the fast growth rate of the Chinese economy. In addition, such measures, even if they benefit the overall Chinese economy in the long term, may have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments.

China’s legal system is different from those in most other countries.

China is a civil law jurisdiction. Under the civil law system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Although progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade, China’s legal system remains less developed than the legal systems in many other countries. Furthermore, because many laws, regulations and legal requirements have been recently adopted, their interpretation and enforcement by the courts and administrative agencies may involve uncertainties. Sometimes, different government departments may have different interpretations. Licenses and permits issued or granted by one government authority may be revoked by a higher government authority at a later time. Government authorities may decline to take action against unlicensed operators, which may work to the disadvantage of licensed operators, including us. The PRC legal system is based in part on government policies and internal rules (some of which may not be published on a timely manner or at all) that may have a retroactive effect. We may even not be aware of our violation of these policies and rules until sometime after the violation. Changes in China’s legal and regulatory framework, the promulgation of new laws and possible conflicts between national and provincial regulations could adversely affect our financial condition and results of operations. In addition, any litigation in China may result in substantial costs and diversion of resources and management attention.

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into the PRC subsidiaries.

SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or “Notice 75,” on October 21, 2005, which became effective as of November 1, 2005 and the operating procedures in May 2007, collectively the SAFE Rules. According to the SAFE Rules, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, the SAFE Rules have retroactive effect. As a result, PRC residents who had established or acquired control of offshore companies that had made onshore investments in the PRC before promulgation of the SAFE Rules were required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006. The SAFE rules define “PRC residents” to include both legal persons and natural persons who either hold legal PRC identification documents, or who habitually reside in China due to economic interests or needs. If any PRC resident fails to file its SAFE registration for an existing offshore enterprise, any dividends remitted by the onshore enterprise to its overseas parent after October 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result, both the onshore enterprise and its actual controlling persons can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore enterprise, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore enterprise. The PRC resident shareholders of the offshore enterprise may also be subject to penalties under Chinese foreign exchange administration regulations.

Our ultimate shareholders are all non PRC citizens; however, it is not clear whether any of our ultimate shareholders will be defined as PRC resident under the Circular 75 and hence be required to complete the individual SAFE registration.  To date, we have not received any communications from, or had contact with, the PRC government with respect to SAFE Rules. However, we cannot provide any assurance that whether any of our beneficial shareholders will be required by SAFE in the future to complete the SAFE registration and, if we are so requested, whether all of our shareholders and beneficial owners will comply with the request to make or obtain any applicable registrations or comply with other requirements required by SAFE Rules. The failure or inability of our PRC resident shareholders or beneficial owners to make any required registrations or comply with other requirements may subject such shareholders or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to our PRC subsidiaries, limit the ability of our PRC subsidiaries to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

In January 2007, SAFE promulgated the Detailed Rules for the Implementation of the Measures for the Administration of Individual Foreign Exchange, and the Operating Rules on the Foreign Exchange Administration of the Evolvement of Domestic Individuals in the Employee Stock Ownership Plans and Share Option Schemes of Overseas Listed Companies, or “Circular 78.” Under Circular 78, where PRC domestic individuals are involved in the employee stock ownership plans or share option schemes of overseas listed companies, such plans or schemes must be submitted to competent foreign exchange administration authorities for approval, and the PRC employees shall entrust its agent or the affiliates or branches of the overseas listed company to apply to competent authorities for purchasing certain amount of foreign exchange at certain times each year, in order to purchase the stock or exercise its option right under the employee stock ownership plans or the share option schemes within the amounts approved by the authorities. In addition, the PRC employees involved must declare the progress of such plans or schemes to the administration authorities periodically. All the proceeds obtained by such employees from the overseas listed company through the employee stock ownership plans or the share option schemes, or from sale of the shares of such overseas listed company, after deducting relevant fees and costs incurred overseas, shall be remitted to the domestic account of the employees in full amount. As of the date of this Form 10-K, no employee share option has been granted and is outstanding under the current share option scheme. All the options for the shares of our Company to be granted to and all the stock ownership plans to be made for our PRC employees in the future, including exercise of the option rights and performance of such plans, would be subject to Circular 78 since we become an overseas listed company. If we or our PRC employees fail to comply with the provisions of Circular 78, we and/or our PRC employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities. If our PRC employees fail to obtain the approval from or make relevant registrations with SAFE or its local branches, it will prevent us from conducting the share option schemes or the stock ownership plans for our PRC employees. In addition, it may impose cost on us for obtaining the approval from SAFE or its local branches in connection with the foreign exchange registration.

In addition, the PRC employees involved in the Incentive Plan must be subject to approval by the competent foreign exchange administration authorities and make the registrations as required under Circular 78. We cannot assure you that the administration authorities would approve the Incentive Plan, or permit such PRC employees to go through the registration procedures. If this occurs, the management, operations and financial conditions of the listed company may be adversely affected.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, precedent and experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act while many of our competitors do not.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

We may not continue to receive the preferential tax treatment we currently enjoy under PRC law, and dividends paid to us from our operations in China may become subject to income tax under PRC law.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location.  Based on the circular entitled Scope of Preliminary Processing of Agricultural Products

Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation) published by Ministry of Finance (“MOF”) and State Administrative of Taxation (“SAT”), our PRC subsidiaries are entitled to full exemption from the PRC corporate income tax beginning January 1, 2008.  The exemption currently is not subject to any limitations. We do not know how long this preferential tax treatment will continue or if any new law may change the preferential treatment granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

Under the EIT Law, we and/or our HK holding company may be classified as a “resident enterprise” of the PRC. Such classification could result in PRC tax consequences to us and our non-PRC shareholders and/or HK holding company.

Under the Enterprise Income Tax Law of the PRC (“EIT Law”), which became effective on January 1, 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes, although the dividends paid to one resident enterprise from another may qualify as “tax-exempt income.” The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. The EIT Law and its implementing rules are relatively new and ambiguous in terms of some definitions, requirements and detailed procedures, and currently no official interpretation or application of this new “resident enterprise” classification is available; therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If HK holding company were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that HK holding company receives from any of our PRC subsidiaries (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that HK holding company owns more than 25% of the registered capital of such PRC subsidiary continuously within 12 months immediately prior to obtaining such dividend from such PRC subsidiary, and the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income, or the “PRC-Hong Kong Tax Treaty,” were otherwise applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem HK holding company to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if US holding company were treated as a “non-resident enterprise” under the EIT Law and HK holding company were treated as a “resident enterprise” under the EIT Law, then dividends US holding company receives from HK holding company (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax.

If US holding company is determined to be a “resident enterprise” under the EIT Law, this could result in a situation in which a 10% PRC tax is imposed on dividends CFO Consultants, Inc. pays to its enterprise, but not individual, investors that are not tax residents of the PRC, or “non-resident investors” and gains derived by them from transferring US holding company’s shares or warrants, if such income is considered PRC-sourced income by the relevant PRC tax authorities. In such event, US holding company may be required to withhold a 10% PRC tax on any dividends paid to its non-resident investors. US holding company’s non-resident investors also may be responsible for paying PRC tax at a rate of 10% on any gain derived by such investors from the sale or transfer of its shares or warrants in certain circumstances.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”). Entities which have the direct obligation to make the following types of payments to a non-resident enterprise will be the relevant tax withholders for such a non-resident enterprise: income from equity investment (including dividends and other return on investment), interest, rent, royalties, and income from assignment of property as well as other income subject to enterprise income taxes received by non-resident enterprises in the PRC. Further, the Measures provide that in the case of an equity transfer between two non-resident enterprises outside of the PRC, the non-resident enterprise which receives the equity transfer payment shall file a tax declaration with the PRC tax authority located at the place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures cover equity transfers of a non-resident enterprise, which is a direct, or an indirect shareholder of a PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Changes in PRC government policy on foreign investment in China may adversely affect our business and results of operations.

Our PRC subsidiary is a foreign invested enterprise. As we conduct a significant portion of our businesses through a foreign investment enterprise in the PRC, we are subject to restrictions on foreign investment policies imposed by the PRC law from time to time. Generally, foreign invested enterprises enjoy more favorable tax treatment in the form of tax incentives and other preferential policies but are subject to more stringent restrictions in their business operations. If we cannot obtain approval from relevant approval authorities to engage in businesses that become restricted or prohibited for foreign investors, we may be forced to sell or restructure the businesses that have become restricted or prohibited for foreign investment. If we are forced to adjust our business portfolio as a result of changes in government policy on foreign investment, our business, financial condition and results of operations would likely be materially adversely affected.

Changes in PRC laws and regulations on labor and employee benefits may adversely affect our business and results of operations.

As we conduct a significant portion of our business through our PRC subsidiaries, we are subject to PRC laws and regulations on labor and employee benefits. In recent years, the PRC government has implemented policies to strengthen the protection of employees and obligate employers to provide more benefits to their employees. In addition, an employment contract law came into effect in the PRC on January 1, 2008. The PRC employment contract law and related legislation require more benefits to be provided to employees, such as an increase in pay or compensation for termination of employment contracts. As a result, we expect to incur higher labor costs, which would have an adverse impact on our business and results of operations.

Risks Relating to our Organization and Our Common Stock

As of July 2, 2010, we became a consolidated subsidiary of a company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the Merger, we became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Merger.

Our accounting personnel lacks significant experience in preparing financial statements and converting our books and records to U.S. GAAP, which could adversely affect the accuracy of our financial statements and the management of our business.

Our accounting personnel lacks significant experience in preparing financial statements and converting our books and records to U.S. GAAP, which could adversely affect the management of our business. There are several factors that impact our ability to accurately prepare financial statements and to convert our books and records to U.S. GAAP, including that our books and records are maintained and prepared in PRC GAAP and the employees who have primary responsibilities of preparing and supervising the preparation of the financial statements under U.S. GAAP do not have significant knowledge of and professional experience with U.S. GAAP and SEC rules and regulations. To address this weakness, we have recently hired two additional employees to our accounting and financial staff  wtih U.S. GAAP experience who we believe can assist us in this regard.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  For example, as of December 31, 2010, our internal controls over financial reporting were not effective.  Although we are taking steps, such as hiring additional accounting and financial staff, any such remdiation steps take time to implement.  In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications, which we may be subject to in the future, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-merger company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

changes in our industry;

•

competitive pricing pressures;

•

our ability to obtain working capital financing;

•

additions or departures of key personnel;

•

limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•

sales of our common stock;

•

our ability to execute our business plan;

•

operating results that fall below expectations;

•

loss of any strategic relationship;

•

regulatory developments;

•

economic and other external factors; and

•

period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become.  As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.

An overhang is a measure of the potential dilution to which a common stock’s existing shareholders are exposed, due to the potential that stock-based compensation will be awarded to executives, directors, or key employees of the company.  It is usually represented in percentage form.  There is no precise rule-of –thumb for determining what level of options overhang is bad for investors but, general speaking, the higher the number, the greater the risk.

The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Item 1B.

 Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

We currently lease three locations.  The first is located at No. 12 YingChun Road, 9th Floor, HaiWaiLianYin Building, LuoHu District, Shenzhen City, China.  This first location is predominately used as an office. This office is 11,313 square feet and the Company pays rent in the amount of RMB47,295, approximately $7,123 U.S. dollars, per month.  The lease expires November 30, 2011.

The second is located at RenMinNan Road, Level 5 – 063 King Glory Plaza, LuoHu District, Shenzhen City, China.  The second location is used predominately for our beauty, hair, and spa operations. The space is approximately 48,944 square feet and the Company pays rent in the amount of RMB272,820 , approximately $41,088 U.S. dollars, per month. The lease expires on November 30, 2014.

In March 2011, the Company entered into  20-year lease agreements with Shenzhen Yusheng Investment Development Company Limited to rent three floors of a commercial building in Shenzhen, China.  Total leasehold area is 4,864.1 square meters. Two floors will be used as the new corporate headquarters, while the other floor will be used as a beauty and hair training school to internal staff.  This facility is located at Baoan Nan Road 1036 (6th Floor to 8th Floor), DingFeng Building, LuoHu District, Shenzhen City, China.

Pursuant to the agreement, there will be a 6-month rent free period. Rental charge for the next 24 months will be $242,176 per month (equivalent to RMB1.6 million per month), or approximately $2.9 million per annum. Following such 24 month period, there will be an increase of 6% every 24 months.  In addition, the Company was granted the naming rights of the commercial building at a fixed annual charge of approximately $378,400 (equivalent to RMB2.5 million per annum).

The Company has also entered into 20-year lease agreements with Shenzhen Yusheng Investment Development Company Limited to rent five floors of a commercial building, also located at Baoan Nan Road 1036 (1st Floor to 5th Floor), DingFeng Building, LuoHu District, Shenzhen, China.  The aggregate leasehold area of this space is 7,940.6 square meters. The Company shall pay rent in the aggregate amount of RMB2,458,669, approximately $378,943 per month.  The lease has not been commenced at this facility and expires on September 9, 2031.  The Company intends to operate retail beauty, hair and spa operations at this facility.

In addition, in January 2011, the Company entered into a lease agreement with Shenzhen Lujing Property Management Co., Ltd. for an aggregate of 3,777 square meters of retail space in Shenzhen, China. The Company shall pay rent in the aggregate amount of RMB494,800, approximately  $76,261 per month.  The lease has not yet commenced at this facility and expires 10 years from the date of commencement.

We believe the above properties are suitable and adequate for our current business operations and will accommodate our plans for expansion.

Item 3.

Legal Proceedings.

In the normal course of business, we are subject to claims and litigation. Neither we nor our subsidiaries are currently a party to any material legal proceedings nor are we aware of any material proceeding to which any of our directors, officers, affiliates, or any holder of more than five percent of our common stock, or any associate of any such director, officer, affiliate, or shareholder, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

PART II

Item 4.

(Removed and Reserved).

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock.  Our common stock is quoted on the OTC Bulletin Board under the symbol “CLIN”, but there is no trading at this time.  Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in hair and beauty markets, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for hair and beauty services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Holders

As of March 31, 2011, we had approximately 147 record owners of our common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distributions will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. In addition, our PRC subsidiaries are subject to certain limitations with respect to dividend payments, as set forth elsewhere in this Form 10-K, including the Risk Factors.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if our management believes that it is in our and our stockholders’ best interest to do so.

Recent Sales of Unregistered Securities

None.

Item 6.

Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-K. Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our audited consolidated financial statements and the financial data included in this Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

These results should be read in conjunction with the Financial Statements and associated Notes included in this Form 10-K beginning on page F-1.

Results of Operations – Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

	Years Ended December 31,		Increase/	%
	2010	2009	(decrease)	change

Revenue	$7,635,072	6,066,241	1,568,831	25.9
Cost of services and other operations	3,126,226	2,698,659	427,567	15.8
Gross profit	4,508,846	3,367,582	1,141,264	33.9
Selling and distribution expenses	632,913	195,537	437,376	223.7
General and administrative expenses	2,451,201	320,862	2,130,339	663.9
Other income	24,758	175,798	(151,040)	(85.9)
Other expenses	(73,384)	(40,686)	(32,698)	80.4
Interest expense	(72,673)	-	(72,673)	N/A
Income before income taxes	1,303,433	2,986,295	(1,682,862)	(56.4)
Provision for income taxes	337,023	746,574	(409,551)	(54.9)
Net income	$966,410	2,239,721	(1,273,311)	(56.9)

Revenues

We operate a clubhouse in Shenzhen, PRC, with a beauty centre, a salon centre and spa facilities. Revenue for the fiscal year ended 2010 was $7,635,072, representing an increase of $1,568,831 (or 25.9%), as compared to $6,066,241 for the fiscal year ended 2009. Revenues for the years ended December 31, 2010 and 2009 are analyzed as follows:

	Years ended December 31,		Increase/	%
	2010	2009	(decrease)	change
Revenue
Beauty services	$7,583,489	6,013,106	$1,570,383	26.1
Food, beverages and others	51,583	53,135	(1,552)	(2.9)
Total	$7,635,072	6,066,241	$1,568,831	25.9

(a)

Beauty services

Revenues from beauty services accounted for over 99% of the total revenue for both fiscal years ended 2010 and 2009. The amount increased by $1,570,383 (or 26.1%) from $6,013,106 for the year ended December 31, 2009 to $7,583,489 for the year ended December 31, 2010. The increase mainly represents an increase of $895,136 from beauty centre and an increase of $675,247 from the salon centre.

During fiscal year 2010, the Company organized several marketing events and introduced new facial treatment services. As a result of the promotion in services and products, the number of new members increased significantly. As of December 31, 2010, the prepayment from customers for future beauty services increased by $1,319,126 from $124,208 as of December 31, 2009 to $1,443,334 as of December 31, 2010.

(b)

Food, beverages and others

Revenues from food, beverages and others accounted for less than 1.0% of the Company’s operations for both the 2010 and 2009 fiscal years, which is insignificant to the Company’s operations.

Cost of services and other operations

Cost of services increased by $425,567 (or 15.8%) from $2,698,659 in fiscal year 2009 to $3,126,226 in fiscal year 2010. Cost of services and other operations for the years ended December 31, 2010 and 2009 are analyzed as follows:

	Years ended December 31,		Increase/	%
	2010	2009	(decrease)	change
Cost
Beauty service	$3,071,563	2,657,396	$414,167	15.6
Food, beverages and others	54,663	41,263	13,400	32.5
Total	$3,126,226	2,698,659	$427,567	15.8

(a)

Beauty services

Cost of sales for the years ended December 31, 2010 and 2009 was $3,071,563 and $2,657,396, respectively. The increase of $414,167 (or 15.6%) was in line with the increase in revenues. The increase in cost of sales was mainly due to an increase in direct payroll of $225,047, an increase in cosmetic products used (net of closing stock) of $178,976, and an overall increase in other costs that are in line with the increase in sales.

(b)

Food, beverages and others

The increase in this segment was insignificant to the Company’s operations.

Gross profit

Gross profit and gross profit margin for the years ended December 31, 2010 and 2009 are analyzed as follows:

		Years ended December 31,		Increase/	%
		2010	2009	(decrease)	change
Gross profit
Beauty service		$4,511,926	3,355,710	$1,156,216	34.5
Food, beverages and others		(3,080)	11,872	(14,952)	(125.9)
		$4,508,846	3,367,582	$1,141,264	33.9

Gross profit margin
Beauty service	%	59.5	55.8%	3.7	6.6
Food, beverages and others	%	(6.0)	22.3%	(28.3)	(126.9)
Average		59.1	55.5	3.6	6.5

(a)

Beauty service

Gross profit increased by $1,156,216 (or 34.5%) from $3,355,710 for the year ended December 31, 2009 to $4,511,926 for the year ended December 31, 2010. The gross profit expressed as a percentage of revenue for the years ended December 31, 2010 and 2009 was 59.5% and 55.8%, respectively. The increase of 3.7 percentage points in gross profit margin was mainly due to the introduction of high-end beauty services with higher profit margin

(b)

Food, beverage and others

The decreases in gross profit and gross profit margin were not significant to the Company’s operations.

Selling and distribution expenses

Selling and distribution expenses for the years ended December 31, 2010 and 2009 were $632,913 and $195,537, respectively. The significant increase of $437,376 (or 223.7%) was primarily due to an increase in marketing and advertising expenses of $347,171, as the Company organized several large-scale marketing events since the third quarter of 2010. As a result, selling and distribution expenses as a percentage of revenue increased by 5.1 percentage points from 3.2% in fiscal year 2009 to 8.3% in fiscal year 2010.

General and administrative expenses

General and administrative expenses increased by $2,130,339, or 663.9%, from $320,862 in fiscal 2009 to $2,451,201 in fiscal 2010. The significant increase was mainly due to: (i) the increase in rental and office expenses of $244,597 as the Company expanded its back office in 2010 to support Clubhouse operations; and (ii) increase in professional expenses of approximately $1,739,281 as the Company completed a reverse takeover transaction in September 2010.

Other income

The Company did not receive sublease rental income in fiscal year 2010. The decrease of $151,040 in other income mainly represents the decrease in sublease rental income of $95,160.

Income before income taxes and Net income

Income before income tax for the year ended December 31, 2010 was $1,303,433, representing a decrease of $1,682,862 (or 56.4%), as compared to $2,986,295 for the year ended December 31, 2009. Net income decreased by $1,273,311 (or 56.9%) from $2,239,721 for the year ended December 31, 2009 to $966,410 for the year ended December 31, 2010. The decrease in pretax income and net income were mainly due to the significant increases in selling & distribution expenses and general and administrative expenses as described as above.

Despite the increase in sales revenue, the net income for the fiscal year ended 2010 decreased by $1,273,311 as the Company incurred a large amount of one-off expenses relating to the reverse takeover transaction. Excluding the one-off expenses, the recurring income before tax represents an increase of $56,419 (or 1.9%) in the fiscal year ended 2010. The recurring income before tax for the years ended December 31, 2010 and 2009 are analyzed as follows:

	Years ended December 31,
	2010	2009

Income before tax	$1,303,433	2,986,295
Add: non-recurring portion of professional expense	1,739,281	-
Recurring income before tax	$3,042,714	2,986,295

Additionally, the Company also recorded deferred service revenue of $1,443,334 as of December 31, 2010 which will be recognized as revenues when the revenue recognition criteria are met.

Liquidity and Capital Resources

Cash and cash equivalents

As of December 31, 2010, the Company had total cash and cash equivalents of $1,429,642 compared to $21,000 as of December 31, 2009.  The cash was mainly used to fund our operations.  The Company’s cash flows for the years ended December 31, 2010 and 2009 are analyzed as follows:

Cash Flow From Continuing Operations

	Years ended December 31,
	2010	2009

Net Net cash provided by operating activities	$2,446,501	$3,510,880
NetNet cash used in investing activities	(302,187)	(494,545)
NetNet cash used in financing activities	(699,456)	(3,014,969)
NetNet increase in cash and cash equivalents	$1,444,858	$1,366

Our net cash provided by operating activities for the years ended December 31, 2010 and 2009 was $2,446,501 and $3,510,880, respectively. The decrease in cash flows from operating activities by $1,064,379 was mainly due to a decrease in net income for the year ended December 31, 2010.

Our cash flow used in investing activities represents purchase of equipment and machinery in both years.

Our cash flows used in financing activities for the years ended December 31, 2010 and 2009 was $699,456 and $3,014,969, respectively. The decrease of $2,315,513 in cash flows used in financing activities mainly represents dividends paid out in fiscal year 2009 of $2,276,995.

Working Capital

At December 31, 2010, we had available cash of $1,429,642 and had a working capital deficit of $1,196,180. This includes $452,914 of inventory, $545,487 of deposits and other receivables, $1,443,334 of prepayment from customers and $1,831,193 of tax payables.

As of December 31, 2010, there are no lines of credit or other external sources available to the Company.  We currently do not have any material commitments for capital expenditures.

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

We believe that the following critical accounting policies reflect the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured, on the following basis:

(i) Service revenue

The Company provides membership packages to members while also accepting walk-in customers.

For membership packages, the amount received from customers represents prepaid beauty services. As the Company is obligated to provide future beauty services to customers, all moneys received will be recognized as deferred service revenue. When services are rendered, the amount will be recognized as revenue.

For walk-in customers, sales revenue is recognized at the time the service is rendered.

(ii) Management fee income is recognized when services have been rendered.

(iii) Food and beverage revenues are recognized upon delivery.

(iv) Sub-lease revenue, on an accrual basis.

(v) Other revenue, when the right to receive payment has been established.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.

Financial Statements and Supplementary Financial Data.

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the

Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2010. However, management has implemented the following remediation measures:

•

The Company set up segregation of authority for approval of all expenitures made by the Company.

•

Internally, management hired qualified senior accountants to its staff to improve and ensure our internal control procedures.

•

Externally, management employed a professional consultant who is familiar with U.S GAAP to review the Company’s current processes and procedures.

•

In addition, the Company has begun to compile a wide range of accounting policies based on the requirements of the COSO Framework. The policies include management for fixed assets, cash and receivables and budget. We intend to implement these policies starting in April 2011.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

Other than as disclosed above, there has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following persons are our executive officers and directors as of April 15, 2011 and hold the positions set forth opposite their respective names.

Name	Age	Position
Yongping Xu	36	Chief Executive Officer, Director
Haiying Guan	43	President, Chairwoman
Zheyong He	39	Interim Chief Financial Officer
Deng Hua	43	Director
Li Guo (Howard) Zhao	63	Independent Director

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified.  Our officers are elected annually by, and serve at the pleasure of, our board of directors.  We feel our officers and directors should serve in such capacity in light of our business structure because: they all have a degree or professional diploma, they have management knowledge, they have previous experience in the industry and are able to adapt to changes within the industry, and they are able to work resourcefully to strategize for the Company.

Biographies

Directors and Officers

YongPing Xu, age 36, has served as CEO and a director of the Company since September 2010. Mr. Xu started learning hairstyling in Hong Kong in 1992 at MingFaLang. He started working in Shenzhen Shangri La in 1993 as a hairstylist. He has been the owner of New Cleopatra since 1994 when he founded the company (initially as Old Cleopatra). In 2000, he studied creative hairstyling at Shanghai’s Vidal Sassoon Academy. In 2001, he attended Singapore’s Toni & Guy hairstyling course. In 2002, he attended UK’s Vidal Sassoon Academy hairstyling course. In 2003, he learned creative hairstyling in Japan. We believe that Mr. Xu provides the Board of Directors with unique insight into the know-how and competitive landscape of the industry as well as a strong understanding of corporate development, all of which are important to achieving the Company’s vision.

HaiYing Guan, age 43, has served as President and Chairwoman of the Company since September 2010. She graduated from Guangzhou City Huang Village Sports Training Base where she studied Management from 1988 ~ 1990. From 1990 to 1991 she served as the Operations Supervisor of Shenzhen City Guomao Management Co. Ltd., a property management company.  From 1991 to 1993, she was the General Manager (Shenzhen Branch) of Hong Kong Heli Development Ltd., a property management company.  From 1993 to 1996, she was the president of Shenzhen City Feida Electronics Co. Ltd., a company that manufactures and sells mobile phone chips.  From 1996 to 2006, she was the President of Shenzhen City Chuanhe Information Co. Ltd., a company that provides industry information on various industries, such as the medical, beauty, and salon industries.  Since 2007, she has served in the capacity of President of New Cleopatra.  We believe that Ms. Guan provides the Board of

Directors with unique insight into the high-income customer market as well as social networks that can be utilized to promote the Company’s image through brand recognition and corporate social responsibility.

ZheYong He, age 39, is the interim CFO. He graduated from Zhengzhou Institute of Aeronautical Industry Management in Accounting in 1995. From 1995 to 1997, he was the accountant in Aviation Industry Corporation of China, a military research and production facility. From 1997 to 1999, he was the Cost Estimator for Cai Zhong Computers (Shenzhen) Co. Ltd., a computer motherboard manufacturer.  From 1999 to 2003, he was the Finance Supervisor in Xin Yi Optical Plant Co. Ltd., an optical manufacturer.  From 2003 to 2008 he was the Finance Manager in Shenzhen Ju Tao Machinery Equipment, a company that specializes in oil and gas services, shipbuilding, civil engineering, and equipment manufacturing.  Since 2008, he has been the Finance Director of New Cleopatra.

Deng Hua, age 44, has served as a director of the Company since September 2010. Since  2006, Mr. Deng has also served as a Director of Shenzhen Hanhong Investment Co. Ltd., located in Shenzhen, China, is an investment company focused in emerging companies located in China. Prior to joining Shenzhen Hanhong Investment Co. Ltd., Mr. Deng served as Assistant to the President of Shenzhen Zhongao Investment Guarantee Co. Ltd. from 2004 to 2006. From 2001 to 2004, he served as Finance Director in Zhuhai Beisi Te Chemical Co. Ltd., and from 1989 to 2001 he served as Finance Supervisor in Lanzhou Aluminum Plant. Mr. Deng graduated from Hunan University of Technology with a degree in Electrical Engineering in 1989. We believe that Mr. Hua provides the Board of Directors with unique insight into the financial planning, corporate finance, and budgeting aspects of our business.

Li Guo (Howard) Zhao, age 63, has served as a director of the Company since April 2011 and has been providing executive training and business decision workshops to the Company’s internal staff to increase managerial efficiency for the Company. Since December 1998, he has also been a China region senior consultant to Proctor & Gamble (China) (“P&G China”). As a senior consultant to P&G China, he is responsible for business development, client management, employee management, marketing development, and high-end fashion design product technical training. Mr. Zhao has served as senior advisor to numerous companies in the beauty and salon industry, such as Changsha M Beauty, Tianjin Olivia, Hangzhou Ah Wei, and Shanghai YongQi. Prior to serving at P&G China, Mr. Zhao was the manager of product technical training department for Wella Corporation from January 1990 to December 1998, where he was responsible for the company’s national product technical training in China, product development, monitoring of fashion trends development and internal product technical personnel trainings. We believe that Mr. Zhao provides the Board of Directors with industrial insight as well as assist in establishing a competitive executive compensation package to attract and retain qualified candidates for the Company.

Family Relationships

There are no family relationships among any of our executive officers, directors and significant employees. Other than Mr. Zhao’s service as a consultant to the Company as described above, there have been no transactions in the past two years to which the Company or any of its subsidiaries was or is to be a party, in which Mr. Zhao had, or will have, a direct or indirect material interest.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on April 14, 2009. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to No. 12 Ying-Chun Road, 9th Floor, Haiwailianyi Building, Luohu District, Shenzhen, Guangdong Province, PRC.

Board Leadership Structure and Risk Oversight

The Board of Directors is currently composed of four members, two of which, Yongping Xu and Haiying Guan, serve as our chief executive officer and director, and president and chairwoman, respectively. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the Board of Directors.  The Board of Directors believes that Mr. Xu and Ms. Guan’s service as both officers and directors of the Company is in the best interests of the Company and its stockholders. Mr. Xu and Ms. Guan both possess detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and are thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. Their roles as chief executive officer and chairwoman, respectively, enable decisive leadership, ensure clear accountability, and enhance the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees, customers and suppliers.

The Board of Directors is responsible for overall supervision of our risk oversight efforts as they relate to the key business risks facing the organization. Management identifies, assesses, and manages the risks most critical to our operations on a day-to-day basis and routinely advises the Board of Directors on those matters, as the CEO and CFO have access to the Board of Directors and attend regular meetings. The Board of Directors’ role in our risk oversight is consistent with our leadership structure, with senior management having responsibility for assessing and managing our risk exposure, and the Board of Directors providing oversight as necessary in connection with those efforts.

Committees of the Board of Directors

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Hua Deng and Li Guo (Howard) Zhao are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Zhao is the Chairman of Compensation Committee.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board of Directors as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

We have a process for shareholders who wish to communicate with the Board of Directors. Shareholders who wish to communicate with the Board may write to it at our address given above. These communications will be reviewed by one or more of our employees designated by the Board, who will determine whether they should be presented to the Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2010, other than the following: David Rees, Yongping Xu, Haiying Guan, Zheyong He, and Deng Hua each failed to timely file their respective Form 3s to report their respective beneficial ownership in the Company.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers

			Deferred				All Other
Name and			Compen-		Stock	Option	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation

YongPing Xu	2010	$ -	$ -	$ -	$ -	$ -	$ 155,581.81
CEO	2009	$ -	$ -	$ -	$ -	$ -	$ 1,320,895.88 (1)

David M. Rees	2010	$ -	$ -	$ -	$ -	$ -	$ -
Former CEO (2)	2009	$ -	$ -	$ -	$ -	$ -	$ -

(1) The amount provided in the “All Other Compensation” column reflects the net proceeds received by Mr. Xu arising out of the Clubhouse operations (as described elsewhere in this Form 10-K).

(2) David Rees, the chief executive officer and director of the Company prior to the Exchange, resigned from his positions as CEO and director on September 15, 2010 and September 20, 2010, respectively. As of September 15, 2010, Mr. Rees held 2,279,000 shares of common stock through his ownership of Vincent & Rees, LC.

 Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal years ended December 31, 2010 and 2009.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Compensation of Directors

Effective as of April 1, 2011, pursuant to a three year agreement with the Company, Mr. Zhao will receive a fee of RMB6,000 (approximately $900) per month for the term of the agreement. Upon execution of his agreement, Mr. Zhao was awarded 200,000 shares of common stock as compensation for services to be rendered as an independent director. The Company will also reimburse Mr. Zhao for expenses related to his attendance at meetings of the board, meetings of committees of the board, executive sessions and shareholder meetings. Mr. Zhao also provides consulting services to the Company and receives RMB60,000 (approximately $9,000) per month in exchange for such services.

Other than Mr. Zhao, our directors serve without compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011 by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Cleopatra International Group, Inc., No. 12 YingChun Road, 9th Floor, HaiWaiLianYi Building, LuoHu District, Shenzhen City, Guangdong Province, China.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	percentage Beneficially Owned(1)(2)
YongPing Xu, Chief Executive Officer and Director	29,627,500 (3)	49.4%
HaiYing Guan, Chairwoman, President and Director	18,360,000	30.6%
ZheYong He, Interim Chief Financial Officer	0	0%
Hua Deng, Director	200,000	* %
David M. Rees (4)	100,000	*%
Vincent & Rees LC (4)	100,000	*%
All officers and directors as a group (4 individuals)	48,187,500	80.0%

*Less than 1%.

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2) Based on 59,999,648 shares of our common stock  outstanding on March 31, 2011.

(3) Includes (i) 27,540,000 shares of common stock held by Mr. Xu, and (ii) 2,087,500 shares of common stock held by Xiaoli Hong, Mr. Xu’s wife.

(4)  David M. Rees, our former CEO and director who resigned from both positions in September 2010, may be deemed to be the beneficial owner of the 100,000 shares of Vincent & Rees, LC.  Mr. Rees is the owner of Vincent & Rees, LC.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Director Independence

Currently, our Board of Directors has determined Li Guo (Howard) Zhao to be an “independent director” as defined and determined in accordance with Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

We do not currently have a separately designated audit or nominating committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Transactions with Related Persons

As of the balance sheet date, the Company’s amount due to a related party is summarized as follows:

	2010	2009
Shenzhen Cleopatra Beauty and Salon Centre (“Old Cleopatra”)	$29,067	$28,134

Shenzhen Cleopatra Beauty & Salon Center, or Old Cleopatra, is a PRC entity owned by Mr. YongPing Xu, a shareholder of the Company.  As of the dates indicated, the amounts are unsecured, interest free, and have no fixed terms of repayments. The amounts were advanced and accumulated during the year for the purpose of developing the wholesale and retail business of beauty products with Old Cleopatra in connection with the product cooperation agreement between New Cleopatra and Old Cleopatra dated January 1, 2010.

In addition to the transactions described above, the following transactions occurred between the Company and Mr. YongPing Xu:

1.

Mr. Xu entered into the following transitional arrangements (the “Transitional Arrangements”) for the transfer of Clubhouse operations to New Cleopatra:

(i)

  Mr. Xu transferred the Clubhouse’s property, plant and equipment with a net book value of $2,304,218 to New Cleopatra in November 2007.

(ii)

New Cleopatra was solely responsible for the management of the Clubhouse’s property, plant and equipment from November 2007 to December 2008. In return, New Cleopatra entered into an agreement to receive management fee income of RMB 400,000 per month from Mr. Xu.

(iii)

The Clubhouse operations were not transferred to New Cleopatra until January 1, 2009. Prior to the transfer of these operations, Mr. Xu operated the Clubhouse as a sole proprietor. According to the agreement, Mr. Xu was entitled to the net proceeds (if any) arising from the Clubhouse operations during the period from November 2007 to December 2008, and bore all risks associated with the operations during that period of time.

(iv)

Mr. Xu transferred the Clubhouse’s operations, together with certain operating assets of $169,256 and obligations of $432,008, to the Company on January 1, 2009.

2.

Management fee income

In connection with the Transitional Arrangements, a management fee income of US$690,720 was attributed to New Cleopatra for the fiscal year of 2008.

3.

Amounts due to Mr. YongPing Xu

As of December 31, 2008, the amount due to Mr. Xu, a majority shareholder, was US$1,742,244.

As of December 31, 2009, the amount due to Mr. Xu was US$713,384.

As of December 31, 2010, the amount due to Mr. Xu was US$39,065.

All of the above amounts due to Mr. Xu are unsecured, interest free and have no fixed terms of repayment.

Item 14.

Principal Accounting Fees and Services.

Effective September 20, 2010, we have retained Madsen & Associates CPA’s as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009.  Prior to September 20, 2010, Child, Van Wagoner & Bradshaw, PLLC had served as our auditor.

Fees for the fiscal years ended December 31, 2010 and 2009

Audit Fees.   Madsen & Associates CPA’s was paid aggregate fees of approximately $54,350 for the audit of the annual financial statements for the fiscal year ended December 31, 2010.  Child, Van Wagoner & Bradshaw, PLLC was paid aggregate fees of approximately $10,400 for the audit of our annual financial statements for the fiscal year ended December 31, 2009.

Audit-Related Fees.  None.

Tax Fees.          None.

All Other Fees.   The aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for products and services provided by the principal accountant for the relevant fiscal year, other than services reported above under other captions of this Item 14 are $0 and $0, respectively.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Share Exchange Agreement between Vibrosaun International, Inc. and Festive Lion Limited, dated June 24, 2010, as amended. (1)
3.1	Amended and Restated Certificate of Incorporation of Vibrosaun International, Inc. (2)
3.2	By-laws of Vibrosaun International, Inc. (2)
3.3	Filed Stamped Articles of Amendment including Agreement and Plan of Merger (3)
10.1	Cleopatra Cooperation Agreement between Hailing Guan and Yongping Xu (4)
10.2	Cleopatra Supplementary Agreement between Hailing Guan, Yongping Xu, and Shenzhen New Cleopatra Beauty & Salon Company Limited dated January 10, 2009.(4)
10.3	Cleopatra Trademark Image (4)
10.4	Cleopatra trademark publication back-cover of the State Administration for Industry & Commerce of the People’s Republic of China (4)
10.5	Cleopatra trademark publication front-cover of the State Administration for Industry & Commerce of the People’s Republic of China (4)
10.6	Cleopatra Trademark (4)
10.7	Interim Loan Agreement, dated January 1, 2009, by and between Shenzhen New Cleopatra Beauty & Salon Company Limited and Yongping Xu. (5)
10.8	Product Cooperation Agreement, dated January 1, 2010, by and between Shenzhen Cleopatra Beauty & Salon Center and Shenzhen New Cleopatra Beauty & Salon Company Limited. (5)
10.9	Lease Agreement, dated March 30, 2010, by and between Shenzhen Jinhailian Property Management Co., Ltd. and Yongping Xu.*
10.10	Lease Agreement, dated January 16, 2007, by and between Shenzhen Jinquanghua Industries Group Co. Ltd. and Yongping Xu.*
10.11	Form of Lease Agreement by and between Shenzhen Yusheng Investment Development Company Limited and Shenzhen New Cleopatra Beauty & Salon Company Limited.*
10.12	Form of Lease Agreement by and between Shenzhen Lujing Property Management Co., Ltd. and Shenzhen New Cleopatra Beauty & Salon Company Limited.*
10.13	Independent Director Agreement of Li Guo (Howard) Zhao, dated April 1, 2011. (6)
21.1	Subsidiaries. (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

* Filed herewith

(1)

Exhibit 2.1, the Share Exchange Agreement between Vibrosaun International, Inc. and Festive Lion Limited, dated June 24, 2010, as amended, was previously filed with the SEC on Form 8-K on September 16, 2010, and are herein incorporated by reference.

(2)

Vibrosaun International, Inc.’s Amended and Restated Certificate of Incorporation and By-laws, Exhibits 3.1 and 3.2, respectively, were previously filed with the SEC on Form 10, on September 12, 2008, and are herein incorporated by reference.

(3)

Exhibit 3.3, the Filed Stamped Articles of Amendment including Agreement and Plan of Merger, was previously filed with the SEC as Exhibit 3.1 to Form 10-Q on August 16, 2010, and are herein incorporated by reference

(4)

Exhibits 10.1 through 10.6 were previously filed with the SEC on Form 8-K/A on December 28, 2010, and are herein incorporated by reference.

(5)

Exhibits 10.7, 10.8 and 21.1 were previously filed with the SEC on Form 8-K/A on March 15, 2011, and are herein incorporated by reference.

(6)

Exhibit 10.13 was previously filed with the SEC on Form 8-K on April 4, 2011, and is herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cleopatra International Group, Inc.

April 15, 2011	By:	/s/ Yongping Xu
(Date Signed)		Yongping Xu, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Yongping Xu	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011
Yongping Xu

/s/ Haiying Guan	President and Chairwoman	April 15, 2011
Haiying Guan

/s/ Zheyong He	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2011
Zheyong He

/s/ Deng Hua	Director	April 15, 2011
Deng Hua
/s/ Li Guo (Howard Zhao	Independent Director & Compensation Committee Chair	April 15, 2011
Li Guo (Howard) Zhao

Exhibit Index

Exhibit No.	Description
2.1	Share Exchange Agreement between Vibrosaun International, Inc. and Festive Lion Limited, dated June 24, 2010, as amended. (1)
3.1	Amended and Restated Certificate of Incorporation of Vibrosaun International, Inc. (2)
3.2	By-laws of Vibrosaun International, Inc. (2)
3.3	Filed Stamped Articles of Amendment including Agreement and Plan of Merger (3)
10.1	Cleopatra Cooperation Agreement between Hailing Guan and Yongping Xu (4)
10.2	Cleopatra Supplementary Agreement between Hailing Guan, Yongping Xu, and Shenzhen New Cleopatra Beauty & Salon Company Limited dated January 10, 2009.(4)
10.3	Cleopatra Trademark Image (4)
10.4	Cleopatra trademark publication back-cover of the State Administration for Industry & Commerce of the People’s Republic of China (4)
10.5	Cleopatra trademark publication front-cover of the State Administration for Industry & Commerce of the People’s Republic of China (4)
10.6	Cleopatra Trademark (4)
10.7	Interim Loan Agreement, dated January 1, 2009, by and between Shenzhen New Cleopatra Beauty & Salon Company Limited and Yongping Xu. (5)
10.8	Product Cooperation Agreement, dated January 1, 2010, by and between Shenzhen Cleopatra Beauty & Salon Center and Shenzhen New Cleopatra Beauty & Salon Company Limited. (5)
10.9	Lease Agreement, dated March 30, 2010, by and between Shenzhen Jinhailian Property Management Co., Ltd. and Yongping Xu.*
10.10	Lease Agreement, dated January 16, 2007, by and between Shenzhen Jinquanghua Industries Group Co. Ltd. and Yongping Xu.*
10.11	Form of Lease Agreement by and between Shenzhen Yusheng Investment Development Company Limited and Shenzhen New Cleopatra Beauty & Salon Company Limited.*
10.12	Form of Lease Agreement by and between Shenzhen Lujing Property Management Co., Ltd. and Shenzhen New Cleopatra Beauty & Salon Company Limited.*
10.13	Independent Director Agreement of Li Guo (Howard) Zhao, dated April 1, 2011. (6)
21.1	Subsidiaries (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

* Filed herewith

(1)

Exhibit 2.1, the Share Exchange Agreement between Vibrosaun International, Inc. and Festive Lion Limited, dated June 24, 2010, as amended, was previously filed with the SEC on Form 8-K on September 16, 2010, and are herein incorporated by reference.

(2)

Vibrosaun International, Inc.’s Amended and Restated Certificate of Incorporation and By-laws, Exhibits 3.1 and 3.2, respectively, were previously filed with the SEC on Form 10, on September 12, 2008, and are herein incorporated by reference.

(3)

Exhibit 3.3, the Filed Stamped Articles of Amendment including Agreement and Plan of Merger, was previously filed with the SEC as Exhibit 3.1 to Form 10-Q on August 16, 2010, and are herein incorporated by reference

(4)

Exhibits 10.1 through 10.6 were previously filed with the SEC on Form 8-K/A on December 28, 2010, and are herein incorporated by reference.

(5)

Exhibits 10.7, 10.8 and 21.1 were previously filed with the SEC on Form 8-K/A on March 15, 2011, and are herein incorporated by reference.

(6)

Exhibit 10.13 was previously filed with the SEC on Form 8-K on April 4, 2011, and is herein incorporated by reference.

CLEOPATRA INTERNATIONAL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

To the Board of Directors and Shareholders of

Cleopatra International Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Cleopatra International Group, Inc.  (the Company) as of December 31, 2010 and 2009 and the consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

April 15, 2011

Salt Lake City, Utah

CLEOPATRA INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,429,642	$21,000
Accounts receivable	103	-
Deposits and other receivables	545,487	23,843
Inventory	452,914	-
Total current assets	2,428,146	44,843

Property, plant and equipment, net	2,280,318	2,049,811
Long term deposits	265,673	110,642

Total assets	$4,974,137	$2,205,296

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$90,608	$92,067
Deferred service revenue	1,443,334	124,208
Accrued expenses and other payables	62,668	38,244
Taxes payable	1,831,193	1,058,443
Notes payable for hire purchase of motor vehicles - current	128,391	-
Amount due to a related party	29,067	28,134
Amount due to a shareholder	39,065	713,384
Total current liabilities	3,624,326	2,054,480

Notes payable for hire purchase of motor vehicles	204,885	-

Total liabilities	$3,829,211	$2,054,480

Stockholders’ equity
Common stock: Par value $0.001 per share; 59,999,648 and 57,000,000 shares authorized, issued and outstanding as of December 31, 2010 and 2009, respectively	$60,000	$57,000
Additional paid in capital	77,000	80,000
Retained earnings	966,410	-
Accumulated other comprehensive income	41,516	13,816
Total stockholders’ equity	$1,144,926	$150,816

Total liabilities and stockholders’ equity	$4,974,137	$2,205,296

The accompanying notes are an integral part of these consolidated financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Years ended December 31, 2010 and 2009

		2010		2009

Revenues	$		$
Beauty services		7,583,489		6,013,106
Food, beverage and others		51,583		53,135
Total revenues		7,635,072		6,066,241

Cost of services and other operations
Beauty services		3,071,563		2,657,396
Food, beverage and others		54,663		41,263
Total cost of services and other operations		3,126,226		2,698,659

Gross profit		4,508,846		3,367,582

Expenses
Selling and distribution		632,913		195,537
General and administrative		2,451,201		320,862
Total operating expenses		3,084,114		516,399

Operating profit		1,424,732		2,851,183

Other income/(expenses)
Other income		24,758		175,798
Other expenses		(73,384)		(40,686)
Interest expense		(72,673)		-
Total other income		(121,299)		135,112

Income before provision for income taxes		1,303,433		2,986,295

Provision for income taxes		337,023		746,574

Net income		$966,410		$2,239,721

Other comprehensive income
Gain on foreign currency translation		27,700		3,664

Total comprehensive income		$994,110		$2,243,385

Earnings per share, basic and diluted		$0.02		$0.04

Weighted average number of shares outstanding, basic and diluted		59,999,648		59,999,648

The accompanying notes are an integral part of these consolidated financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

As of December 31, 2010 and 2009

	Common stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Number Of Shares	Amount

Balance at January 1, 2009	57,000,000	57,000	80,000	37,274	$10,152	$184,426

Net income for the year	-	-	-	2,239,721	-	2,239,721

Dividend paid	-	-	-	(2,276,995)	-	(2,276,995)

Foreign currency translation adjustments	-	-	-	-	3,664	3,664

Balance at December 31, 2009 and January 1, 2010	57,000,000	57,000	80,000	-	13,816	150,816

Issuance of exchange shares	2,999,648	3,000	(3,000)	-	-	-

Net income for the year	-	-	-	966,410	-	966,410

Foreign currency translation adjustments	-	-	-	-	27,700	27,700

Balance at December 31, 2010	59,999,648	60,000	77,000	966,410	41,516	1,144,926

The accompanying notes are an integral part of these consolidated financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net income	$966,410	$2,239,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	494,942	368,616
Changes in operating assets and liabilities:
Increase in accounts receivable	(103)	-
Increase in inventories	(452,914)	-
(Increase)/decrease in deposits and other receivables	(676,675)	34,771
Increase in amount due from a related party		-
(Decrease)/increase in accounts payable	(1,459)	7,906
Increase/(decrease) in deferred service revenue	1,319,126	(164,018)
Increase/(decrease) in accrued expenses and other payables	24,424	(21,377)
Increase in taxes payable	772,750	1,045,261

Net cash provided by operating activities	2,446,501	3,510,880

Cash flows from investing activities
Additions to property, plant and equipment	(302,187)	(494,545)

Net cash used in investing activities	(302,187)	(494,545)

Cash flows from financing activities
Increase in amount due to a related party	933	28,134
Decrease in amount due to a shareholder	(674,319)	(766,108)
Repayment of notes payable for hire purchase of motor vehicle	(26,070)	-
Dividend paid	-	(2,276,995)

Net cash used in financing activities	(699,456)	(3,014,969)

Net increase in cash and cash equivalents	1,444,858	1,366

Effect of foreign exchange rate changes	(36,216)	4,890

Cash and cash equivalents at January 1	$21,000	$14,744

Cash and cash equivalents at December 31	$1,429,642	$21,000

Supplement disclosure of cash flows information:
Cash paid for income taxes	$9,437	$-

Non cash financing activities:
Transfer of assets and liabilities from a related party – net	$-	$(262,752)
Inception of notes payable for hire purchase of motor vehicles	351,375	-

The accompanying notes are an integral part of these consolidated financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Cleopatra International Group, Inc., a Nevada corporation, was incorporated on October 22, 1986. Cleopatra International Group, Inc. and its subsidiaries (the “Company”) are principally engaged in the provision of beauty services in the People’s Republic of China (“PRC” or “China”).

As of December 31, 2010, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Festive Lion Limited (“Festive Lion”)	BVI November 20, 2009	100%	Investment holding

World Alliance Holdings Limited (“World Alliance”)	Hong Kong Special Administrative Region (“HKSAR”) November 5, 2009	100%	Investment holding

Shenzhen New Cleopatra Beauty and Salon Company Limited (“New Cleopatra”)	The PRC October 29, 2007	100%	Provision of beauty services in the PRC

During fiscal year 2010, New Cleopatra operates a clubhouse in Shenzhen, PRC, with a beauty centre, a salon centre and spa facilities (the “Clubhouse”). The directors of the Company have determined that the provision of beauty and salon services is in the same segment as they are in similar operations, exposed to similar risks, and have the same decision making channels. Food and beverage operations are insignificant to present a separate segment report.

NOTE 2 –RECAPITALIZATION AND REORGANIZATION

On June 24, 2010, the Company entered into a share exchange transaction with Festive Lion, pursuant to which the Company acquired the entire share capital of Festive Lion in exchange for 57,000,000 shares. On September 16, 2010, the Company issued the shares and closed share exchange.  Immediately after the transaction, the Company had a total of 59,999,648 shares common stock issued and outstanding.

The above stock exchange transaction resulted in the shareholders of Festive Lion obtaining a majority voting interest in the Company. Generally accepted accounting principles in the United States of America require that Festive Lion, whose shareholders retain the majority interest in a combined business, be treated as the acquirer for accounting purposes. The acquisition constitutes a reverse takeover utilizing the capital structure of Cleopatra International Group, Inc. and the assets and liabilities of Festive Lion recorded at historical cost.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

(c)  Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(d)  Depreciation and amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes.

(e)  Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(f)  Income tax

Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish valuation allowances against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2010 and 2009, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

(g)  Revenue recognition

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

(ii) Management fee income is recognized when services have been rendered.

(iii) Food and beverage revenues are recognized upon delivery.

(iv) Sub-lease revenue, on an accrual basis.

(v) Other revenue, when the right to receive payment has been established.

(h)  Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010 and 2009, there were no dilutive securities outstanding.

(i)  Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(j)  Retirement benefits

The PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the PRC. The Company pays the required payment for qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC.

The Company’s PRC subsidiaries are required to make appropriations to staff welfare fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriations to the staff welfare fund are made at the discretion of the Board of Directors. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

The Company provides no other retirement benefits to its employees.

(k)  Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(l)  Foreign currency translation

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

	2010	2009

Year end RMB : US$ exchange rate	0.1514	0.1465
Average yearly RMB : US$ exchange rate	0.1477	0.1464

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

 (m)   Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s deposits and other receivables are summarized as follows:

	2010	2009

Rental deposits	$286,230	$110,642
Prepayment	314,829	-
Other receivables	210,101	23,843
	811,160	134,485
Less: Long term rental deposits	(265,673)	(110,642)

Total	$545,487	$23,843

Prepayment as of December 31, 2010 mainly comprised advances to a supplier of approximately $297,000 for the purchase of cosmetic products.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	2010	2009

At cost:
Machinery	2 - 5 years	$1,086,621	$1,051,731
Fixtures and furniture	2 - 5 years	204,036	197,485
Office equipment	5 years	72,950	27,474
Motor vehicle	5 years	521,487	-
Leasehold improvements	8 years	2,193,064	2,022,446
		4,078,158	3,299,136
Less: Accumulated depreciation		(1,797,840)	(1,249,325)

Property, plant and equipment, net		$2,280,318	$2,049,811

Depreciation expense for the years ended December 31, 2010 and 2009 was $494,942 and $368,616, respectively. The allocation of depreciation expense is summarized as follows:

	2010	2009

Included in cost of services	$424,459	$364,383
Included in general and administrative expenses	70,483	4,233

Total depreciation expense	$494,942	$368,616

NOTE 7 – DEFERRED SERVICE REVENUE

Deferred service revenue represents customer payments made in advance for future beauty services.  Revenue for these services is recognized as the services are performed.

NOTE 8 – AMOUNT DUE TO A RELATED PARTY

As of the balance sheet dates, the Company’s amount due to a related party is summarized as follows:

	2010	2009

Shenzhen Cleopatra Beauty and Salon Centre (“Old Cleopatra”)	$29,067	$28,134

“Old Cleopatra” is a PRC entity owned by Mr. Xu Yong Ping, a shareholder of the Company. As of December 31, 2010, the amount is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9 – AMOUNT DUE TO A SHAREHOLDER

The amount due to a shareholder represents advances from Mr. Xu Yong Ping to the Company.  As of the balance sheet dates, the amount is unsecured, interest free, and has no fixed terms of repayments.

NOTE 10 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2010	2009

Income tax payables	$1,121,089	$760,256
Service tax payables	699,827	295,298
Other tax payables	10,277	2,889

Total	$1,831,193	$1,058,443

NOTE 11 – OTHER INCOME

The Company’s other income is summarized as follows:

	2010	2009

Sublease rental income	$-	$95,160
Others	24,758	80,638

Total	$24,758	$175,798

NOTE 12 – PROVISION FOR INCOME TAXES

Income tax expense for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Current – PRC income tax provision	$337,023	$746,574

Total	$337,023	$746,574

A reconciliation of the expected tax with the actual tax expense is as follows:

	2010		2009
	Amount	%	Amount	%

Income before provision for income taxes	$1,303,433		$2,986,295

Expected PRC income tax expense at statutory tax rate of 25%	325,858	25.0	746,574	25.0
Tax effect of expenses that are not deductible for tax purposes	11,165	0.9	-	-

Total	$337,023	25.9	$746,574	25.0

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

NOTE 13 – OPERATING LEASE ARRANGEMENTS

Lease Commitment – As lessee

As of December 31, 2010, the expected annual lease payment is as follows:

2010
For the years ended December 31
2011	652,553
2012	602,477
2013	632,601
2014	498,173

TOTAL	$2,385,804

NOTE 14 – SUBSEQUENT EVENT REVIEW

In March 2011, the Company entered into 20-year lease agreements with Shenzhen Yusheng Investment Development Company Limited to rent three floors of a commercial building in Shenzhen, China.  Total leasehold area is 4,864.1 square meters. Two floors will be used as the new corporate headquarters, while the other floor will be used as a beauty and hair training school to internal staff.  This facility is located at Baoan Nan Road 1036 (6th Floor to 8th Floor), DingFeng Building, LuoHu District, Shenzhen City, China.

Pursuant to the agreement, there will be a 6-month rent free period. Rental charge for the next 24 months will be $242,176 per month (equivalent to RMB1.6 million per month), or approximately $2.9 million per annum. Following such 24 month period, there will be an increase of 6% every 24 months.  In addition, the Company was granted the naming rights of the commercial building at a fixed annual charge of approximately $378,400 (equivalent to RMB2.5 million per annum).

The Company has also entered into 20-year lease agreements with Shenzhen Yusheng Investment Development Company Limited to rent five floors of a commercial building, also located at Baoan Nan Road 1036 (1st Floor to 5th Floor), DingFeng Building, LuoHu District, Shenzhen, China.  The aggregate leasehold area of this space is 7,940.6 square meters. The Company shall pay rent in the aggregate amount of RMB2,458,669, approximately $378,943 per month.  The lease has not been commenced at this facility and expires on September 9, 2031.  The Company intends to operate retail beauty, hair and spa operations at this facility.

In addition, in January 2011, the Company entered into a lease agreement with Shenzhen Lujing Property Management Co., Ltd. for an aggregate of 3,777 square meters of retail space in Shenzhen, China. The Company shall pay rent in the aggregate amount of RMB494,800, approximately  $76,261 per month.  The lease has not yet commenced at this facility and expires 10 years from the date of commencement.