Form 10-Q
period 2011-03-31
CLEOPATRA INTERNATIONAL GROUP, INC.
filed 2011-05-23
CIK 810534

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53411

 CLEOPATRA INTERNATIONAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3788124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 12 YingChun Road
9th Floor, HaiWaiLianYi Building,
LuoHu District, Shenzhen, Guangdong Province,
People’s Republic of China
(Address of principal executive offices, Zip Code)

+ (86) 0755-8230-9541
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	59,999,648

PART I: FINANCIAL STATEMENTS

CLEOPATRA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

CLEOPATRA INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$286,765	$1,429,642
Accounts receivable	94,215	103
Deposits and other receivables	999,767	545,487
Inventory	412,580	452,914
Amount due from related parties	515,723	-
Total current assets	2,309,050	2,428,146

Property, plant and equipment, net	2,281,482	2,280,318
Long term deposits	130,766	265,673

Total assets	$4,721,298	$4,974,137

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$143,329	$90,608
Deferred service revenue	1,488,500	1,443,334
Accrued expenses and other payables	16,459	62,668
Taxes payable	1,897,877	1,831,193
Notes payable - current	154,703	128,391
Amount due to a related party	-	29,067
Amount due to a shareholder	32,678	39,065
Total current liabilities	3,733,546	3,624,326

Notes payable - long term	151,594	204,885

Total liabilities	3,885,140	3,829,211

Stockholders’ equity
Common stock: Par value $0.001 per share; 59,999,648 shares authorized, issued and outstanding	60,000	60,000
Additional paid in capital	77,000	77,000
Retained earnings	646,840	966,410
Accumulated other comprehensive income	52,318	41,516
Total stockholders’ equity	836,158	1,144,926

Total liabilities and stockholders’ equity	$4,721,298	$4,974,137

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2011	2010

Revenues
Beauty services	$1,235,242	1,136,172
Food, beverage and others	14,651	11,137
Total revenues	1,249,893	1,147,309

Cost of services and other operations
Beauty services	1,118,020	966,819
Food, beverage and others	9,349	9,514
Total cost of services and other operations	1,127,369	976,333

Gross profit	122,524	170,976

Expenses
Selling and distribution	117,085	68,861
General and administrative	378,921	46,401
Total operating expenses	496,006	115,262

Operating (loss)/profit	(373,482)	55,714

Other (expense)/income
Other income	54,236	10,437
Other expenses	-	(26,818)
Interest expenses	(324)	-
Total other income/(expenses)	53,912	(16,381)

(Loss)/income before provision for income taxes	(319,570)	39,333

Provision for income taxes	-	7,867

Net (loss)/income	$(319,570)	31,466

Other comprehensive income
Gain on foreign currency translation	10,802	11,214

Total comprehensive (loss)/income	$(308,768)	42,680

(Loss)/earnings per share, basic and diluted	$(0.01)	$0.00

Weighted average number of shares outstanding, basic and diluted	59,999,648	57,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net (loss)/income	$(319,570)	31,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	168,376	106,627
Changes in operating assets and liabilities:
Increase in account receivables	(94,112)	(100)
Decrease in inventory	40,334	-
Increase in deposits and other receivables	(319,373)	(95,169)
Increase in amount due from a related party	(545,086)	(240,098)
Increase in accounts payable	52,721	5,171
Increase in deferred service revenue	45,166	205,079
(Decrease)/Increase in accrued expenses and other payables	(46,209)	17,628
Increase in taxes payable	66,684	71,923

Net cash (used in)/provided by operating activities	(951,069)	102,527

Cash flows from investing activities
Additions to property, plant and equipment	(146,550)	(68,136)

Net cash used in investing activities	(146,550)	(68,136)

Cash flows from financing activities
Increase/(decrease) in amount due to a related party	296	(28,134)
Repayment of notes payable for hire purchase of motor vehicles	(30,231)	-
(Decrease)/increase in amount due to a shareholder	(6,387)	30,536

Net cash (used in)/provided by financing activities	(36,322)	2,402

Net (decrease)/increase in cash and cash equivalents	(1,133,941)	36,793

Effect of foreign exchange rate changes	(8,936)	7,018

Cash and cash equivalents at January 1	1,429,642	21,000

Cash and cash equivalents at March 31	$286,765	64,811

Supplement disclosure of cash flows information:
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEOPATRA INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Cleopatra International Group, Inc., a Nevada corporation, was incorporated on October 22, 1986. Cleopatra International Group, Inc. and its subsidiaries (the “Company”) are principally engaged in the provision of beauty services in the People’s Republic of China (“PRC” or “China”).

As of March 31, 2011, the details of the Company’s subsidiaries are summarized as follows:

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

As of March 31, 2011, New Cleopatra operates a clubhouse in Shenzhen, the PRC, with a beauty centre, a salon centre and spa facilities (the “Clubhouse”). The Company has determined that the provision of beauty and salon services is in the same segment as they are in similar operations, exposed to similar risks, and have the same decision making channels.

NOTE 2 –RECAPITALIZATION AND REORGANIZATION

On December 7, 2009, Festive Lion acquired 100% ownership of World Alliance. On June 8, 2010, World Alliance obtained an approval from the Trade and Industry Bureau of Lo Wu District, Shenzhen City, the PRC, to acquire 100% ownership of New Cleopatra. Immediately after the transaction, New Cleopatra became a wholly owned foreign enterprise registered in the PRC.

The above share exchange transactions resulted in the shareholders of Festive Lion obtaining a majority voting interest in World Alliance and New Cleopatra. Generally accepted accounting principles in the United States of America require that the above transactions were accounted for as reverse acquisitions, whereby Festive Lion recognized the assets and liabilities transferred at their carrying amounts. Accordingly, Festive Lion’s historical financial statements have been prepared to give retroactive effect to these mergers, and represent the operations of World Alliance and New Cleopatra. Subsequent to the above share transactions, New Cleopatra became the surviving business of the Company.

On June 24, 2010, the Company entered into a share exchange transaction with Festive Lion, pursuant to which the Company acquired 100% of the share capital of Festive Lion in exchange for 57,000,000 shares. On September 16, 2010, the Company issued the shares and closed the share exchange.  Immediately after the transaction, the Company had 59,999,648 shares of common stock issued and outstanding.

The above stock exchange transactions resulted in the shareholders of Festive Lion obtaining a majority voting interest in the Company. Generally accepted accounting principles in the United States of America require that the Festive Lion, whose shareholders retain the majority interest in a combined business, be treated as the acquirer for accounting purposes. The acquisition constitutes a reverse takeover utilizing the capital structure of Cleopatra International Group, Inc. and the assets and liabilities of Festive Lion recorded at historical cost.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2011, the results of its operations and cash flows for the three months ended March 31, 2011 and 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for a full year period.

NOTE 4– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(b)	Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, deposits and other receivables, amount due from/(to) related parties, deferred service revenue, amount due to a shareholder,  accounts payable, accrued expenses and other payables, notes payable and taxes payable.

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

(iv) Sub-lease revenue, on an accrual basis; and

(v) Other revenue, when the right to receive payment has been established.

Revenue is measured at the fair value of the consideration received or receivable, net of sales discounts and Business Tax.

(h)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011 and 2010, there were no dilutive securities outstanding.

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

	March 31, 2011	December 31, 2010	March 31, 2010
Period/year end RMB : US$ exchange rate	0.1529	0.1514	0.1468
Average yearly RMB : US$ exchange rate	0.1522	0.1477	0.1468

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

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s deposits and other receivables are summarized as follows:

	March 31, 2011	December 31, 2010
Rental deposits	$150,769	$286,230
Prepayment	545,374	314,829
Other receivables	434,390	210,101
	1,130,533	811,160
Less: Long term rental deposits	(130,766)	(265,673)

Current portion	$999,767	$545,487

Prepayment as of March 31, 2011 mainly comprised advances to a supplier of $327,535 for the purchase of cosmetic products (December 31, 2010: approximately $270,000).

Other receivables as of March 31, 2011 mainly represented the temporary advance to Shenzhen Meiye Investment Limited of $287,859, which has been subsequently settled in April 2010 (December 31, 2010: nil).

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	March 31, 2011	December 31, 2010
At cost:
Machinery	2 - 5 years	$1,098,182	$1,086,621
Fixtures and furniture	2 - 5 years	206,617	204,036
Office equipment	5 years	74,063	72,950
Motor vehicle	5 years	526,792	521,487
Leasehold improvement	8 years	2,215,377	2,193,064
Construction in progress	N/A	145,843	-
		4,266,874	4,078,158
Less: Accumulated depreciation		(1,985,392)	(1,797,840)

Property, plant and equipment, net		$2,281,482	$2,280,318

Depreciation expense for the three months ended March 31, 2011 and 2010 was $168,376 and $106,627, respectively. The allocation of depreciation expense for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three months ended March 31,
	2011	2010
Included in cost of services	$123,914	$105,629
Included in general and administrative expenses	44,462	998

Total depreciation expense	$168,376	$106,627

NOTE 7 – DEFERRED SERVICE REVENUE

Deferred service revenue represents customer payments made in advance for future beauty services.  Revenue for these services is recognized as the services are performed.

NOTE 8 – AMOUNT DUE FROM/(TO) A RELATED PARTY

As of the balance sheet dates, the Company’s amount due from/(to) a related party is summarized as follows:

	March 31, 2011	December 31, 2010
Shenzhen Cleopatra Beauty and Salon Centre (“Old Cleopatra”)	$515,723	$(29,067)

“Old Cleopatra” is a PRC entity owned by Mr. Yongping Xu, a shareholder of the Company. As of the balance sheet dates, the amounts are unsecured, interest free, and have no fixed terms of repayments.

NOTE 9 – AMOUNT DUE TO A SHAREHOLDER

The amount due to a shareholder represents advances from Mr. Yongping Xu to the Company.  As of the balance sheet dates, the balances are unsecured, interest free, and have no fixed terms of repayments.

NOTE 10 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	March 31, 2011	December 31, 2010
Income tax payables	$1,124,180	$1,121,089
Service tax payables	738,450	699,827
Other tax payables	35,247	10,277

Total	$1,897,877	$1,831,193

NOTE 11 – OTHER INCOME

The Company’s other income is summarized as follows:

	Three months ended March 31,
	2011	2010
Sublease rental income from Old Cleopatra	$43,141	-
Management fee income from Old Cleopatra	11,095	-
Others	-	10,437
Total	$54,236	10,437

Old Cleopatra is a PRC entity owned by Mr. Yongping Xu, a shareholder of the Company. In the opinion of management, the above related party transactions were entered into by the Company in the normal course of business.

NOTE 12 – PROVISION FOR INCOME TAXES

Income tax expense for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three months ended March 31,
	2011	2010
Current – PRC income tax provision	$-	$7,867

Total	$-	$7,867

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended March 31,
	2011		2010
	Amount	%	Amount	%
(Loss)/income before provision for income taxes	$(319,570)		$39,333

Expected PRC income tax expense at statutory tax rate of 25%	(79,893)	25.0	9,833	25.0
Tax effect of tax losses not provided for deferred tax	79,893	(25.0)	-	-
Others	-		(1,966)	(5.0)
Provision for Income Taxes	$-	-	$7,867	20.0

(i)
New Cleopatra is subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiary as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	Festive Lion is not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

(iii)	World Alliance did not generate any assessable profits since its incorporation and therefore is not subject to HKSAR tax.

NOTE 13 – OPERATING LEASE ARRANGEMENTS

(a)	Lease Commitment – As lessee

As of March 31, 2011, the expected annual lease payment under a non-cancellable operating lease is as follows:

2011
March 31,
2011	493,888
2012	$607,953
2013	638,383
2014	502,726
2015	603,640
2016	603,640

TOTAL	$3,450,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Report”) to the “Company,” “we,” “us” or “our” are references to the combined business of Cleopatra International Group, Inc. and its consolidated subsidiaries.  References to “New Cleopatra” are references to our wholly-owned subsidiary, Shenzhen New Cleopatra Salon and Spa Company Limited, a PRC wholly foreign owned enterprise. References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollars are to the United States dollar, the legal currency of the United States.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements and information relating to Cleopatra International Group, Inc. that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Quarterly Report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2011, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Report as anticipated, estimated or expected, including, but not limited to, competition in our industry and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Results of Operations

Results of Operations – Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

	Three months ended
	March 31,		Increase/	%
	2011	2010	(decrease)	change
Revenue	$1,249,893	1,147,309	$102,584	8.9
Cost of services and other operations	1,127,369	976,333	151,036	15.5
Gross profit	122,524	170,976	(48,452)	(28.3)
Selling and distribution expenses	117,085	68,861	48,224	70.0
General and administrative expenses	378,921	46,401	332,520	716.6
Other income	54,236	10,437	43,799	419.7
Other expenses	-	(26,818)	26,188	(100)
Interest expense	324	-	324	100
(Loss)/income before income taxes	(319,570)	39,333	(358,903)	N/A
Provision for income taxes	-	7,867	(7,867)	(100)
Net (loss)/income	$(319,570)	31,466	$(351,036)	N/A

Revenues

The Company operates a clubhouse (the “Clubhouse”) in Shenzhen, the PRC, with a beauty centre, a salon centre and spa facilities. The revenue for the three months ended March 31, 2011 and 2010 are analyzed as follows:

	Three months ended March 31,		Increase/	%
	2011	2010	(decrease)	change
Beauty services	$1,235,242	1,136,172	99,070	8.7
Food, beverages and others	14,651	11,137	3,514	31.6
Total revenue	$1,249,893	1,147,309	$102,584	8.9

(a) Beauty services

Revenue for the three months ended March 31, 2011 and 2010 was $1,235,242 and $1,136,172, respectively, accounting for over 99% of total revenue for both periods. The increase by $99,070, or 8.7%, was primarily attributable to an increase in the revenues from the salon centre of $192,971, offset in part by a decrease in the revenues from beauty centre of $93,901.

(b) Food, beverages and others

Revenue for the three months ended March 31, 2011 and 2010 only accounted for less than 1% of the Company’s operations for both periods, which is not significant to the Company’s operations.

Cost of services and other operations

Cost of services and other operations for three months ended March 31, 2011 and 2010 are analyzed as follows:

	Three months ended March 31,		Increase/	%
	2011	2010	(decrease)	change
Cost
Beauty service	$1,118,020	966,819	151,201	15.6
Food, beverages and others	9,349	9,514	(165)	(1.7)
Total	$1,127,369	976,333	$151,036	15.5

(a)	Beauty service

Cost of services increased by $151,201, or 15.6%, from $966,819 for the three months ended March 31, 2010 to $1,118,020 for the same period of 2011. The increase was mainly driven by the increase in revenue. The increase in cost of services was mainly due to an increase in direct payroll and incentive bonus of $124,543, the higher cost of cosmetic products used, and an overall increase in other costs that are in line with the increase in sales.

(b)	Food, beverages and others

The decrease was insignificant to the Company’s operations.

Gross profit

Gross profit and gross profit margin for the three months ended March 31, 2011 and 2010 are analyzed as follows:

	Three months ended March 31,			Increase/	%
	2011		2010	(decrease)	Change
Gross profit
Beauty service		$117,222	169,353	(52,131)	(30.8)
Food, beverages and others		5,302	1,623	3,679	226.7
		$122,524	170,976	(48,452)	(28.3)

Gross profit margin
Beauty service	%	9.5	14.9	(5.4)	(36.2)
Food, beverages and others	%	36.2	14.6	21.6	147.9
Average		9.8	14.9	(5.1)	(34.2)

(a)	Beauty service

Gross profit decreased by $52,131, or 30.8%, from $169,333 for the three months ended March 31, 2010 to $117,222 for the same period of 2011. During the first quarter of 2011, the increase in cost of beauty services was higher than the increase in revenue for those products, which led to a decline in gross profit margin.  The decrease reflected the fact that we could only transfer a portion of the increased cost to the price of our beauty services in the highly fragmented and competitive market.

(b)	Food, beverage and others

The increases in gross profit and gross profit margin were not significant to the Company’s operation.

Selling and distribution expenses

Selling and distribution expenses increased from $68,861 for the three months ended March 31, 2010 to $117,085 for the three months ended March 31, 2011.  The significant increase by $48,224, or 70%, was mainly due to the increase in marketing and advertising expenses of $86,857, as more marketing events were held in the first quarter of 2011. As a result, selling and distribution expenses as a percentage of revenue increased by 3.4% from 6.0% for three months ended March 31, 2010 to 9.4% for three months ended March 31, 2011.

General and administrative expenses

General and administrative expenses increased by $332,520, or 716.6%, from $46,401 for the three months ended March 31, 2010 to $378,921 for same period of 2011. The increase in general and administrative expenses was primarily due to the expansion of our back office since the third quarter of 2010 in order to support Clubhouse operations, which led to an increase in professional expenses, payroll and rental charges.

Other income

The increase in other income by $43,799 mainly represents the sublease rental income of $43,141 collected from a related party during the first quarter of 2011.  There was no such rental income received in the three months ended March 31, 2010.

(Loss)/income for the three months ended March 31, 2011 and 2010

The Company recorded a loss before income tax of $319,570 for the three months ended March 31, 2011, compared to an income of $39,333 for the comparative period last year.

There was no PRC income tax provision for the first quarter of 2011 as the Company did not generate any assessable profits in this period. Tax provision for the comparative period last year was $7,867.

Net income amounting to $31,466 for the three months ended March 31, 2010 dropped by $351,036 to a net loss of $319,570 for the same period of 2011. The decreases were mainly due to the significant increase in general and administrative expenses and decrease in gross profit margin as mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents

As of March 31, 2011, the Company had a total cash and cash equivalents of $286,765 compared to $1,429,642 as of December 31, 2010.  The cash was mainly used to fund the Company’s operations.  The Company’s cash flows for the three months ended March 31, 2011 are analyzed as follows:

Cash Flows – Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

	Three months ended March 31,
	2011	2010
Net cash (used in)/provided by operating activities	$(951,069)	102,527
Net cash used in investing activities	(146,550)	(68,136)
Net cash (used in)/provided by financing activities	(36,322)	2,402
Net (decrease)/increase in cash and cash equivalents	$(1,133,941)	36,793

Our net cash used in operating activities for the three months ended March 31, 2011 was $951,069, as compared to net cash provided by operating activities of $102,528 for the same period of 2010. The decrease in cash flows from operating activities by $1,053,596 was mainly due to (i) the net loss generating from the operating activities of $319,570 during the first quarter of 2011; (ii) the increase in deposit and other receivables of $319,313; and (iii) the increase in the amount due from Shenzhen Cleopatra Beauty and Salon Company Limited, a related party, of $545,086. Shenzhen Cleopatra Beauty and Salon Company Limited is a PRC entity owned by Mr. Yongping Xu, a shareholder of the Company. As of the balance sheet dates, the amounts are unsecured, interest free, and have no fixed terms of repayments.

Our cash flow used in investing activities mainly represented the purchases of equipment and machinery during the applicable periods.

Our cash flow used in financing activities for the three months ended March 31, 2011 was $36,322, mainly representing repayment of notes payable in connection with the purchase of motor vehicles of $30,231.

Working Capital

As of March 31, 2011, the Company recorded a working capital deficit of $1,424,496, as compared to a deficit of $1,196,180 as of December 31, 2010.  The decrease in deficit was mainly attributable to the net loss generated for the three months ended March 31, 2011.

As of March 31, 2011, there are no lines of credit or other external sources available to the Company.  We currently do not have any material commitments for capital expenditures.

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

We believe that the following critical accounting policy reflects the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

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

(iv) Sub-lease revenue, on an accrual basis; and

(v) Other revenue, when the right to receive payment has been established.

Revenue is measured at the fair value of the consideration received or receivable, net of sales discount and business tax.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Renminbi (“RMB”), could adversely affect our financial results. During the three months ended March 31, 2011, approximately all of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

All of our sales denominated in foreign currencies are denominated in RMB. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other income (expense), net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues are also denominated in RMB, while its expenses are denominated primarily in Chinese Renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Vibrosaun International, Inc. (1)

3.2	By-laws of Vibrosaun International, Inc. (1)

3.3	Filed Stamped Articles of Amendment including Agreement and Plan of Merger (2)

10.1	Form of Lease Agreement by and between Shenzhen Yusheng Investment Development Company Limited and Shenzhen New Cleopatra Beauty & Salon Company Limited (3)

10.2	Form of Lease Agreement by and between Shenzhen Lujing Property Management Co., Ltd. and Shenzhen New Cleopatra Beauty & Salon Company Limited (3)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Vibrosaun International, Inc.’s Amended and Restated Certificate of Incorporation and By-laws, Exhibits 3.1 and 3.2, respectively, were previously filed with the SEC on Form 10, on September 12, 2008, and are herein incorporated by reference.

(2) Exhibit 3.3, the Filed Stamped Articles of Amendment including Agreement and Plan of Merger, was previously filed with the SEC as Exhibit 3.1 to Form 10-Q on August 16, 2010, and are herein incorporated by reference.

(3) Exhibits 10.1 and 10.2 were previously filed with the SEC on Form 10-K on April 15, 2011 and are herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEOPATRA INTERNATIONAL GROUP, INC.

Date: May 23, 2011	By:	/s/ Yongping Xu
Yongping Xu
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Lixin Zhang
Lixin Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Vibrosaun International, Inc. (1)

3.2	By-laws of Vibrosaun International, Inc. (1)

3.3	Filed Stamped Articles of Amendment including Agreement and Plan of Merger (2)

10.1	Form of Lease Agreement by and between Shenzhen Yusheng Investment Development Company Limited and Shenzhen New Cleopatra Beauty & Salon Company Limited (3)

10.2	Form of Lease Agreement by and between Shenzhen Lujing Property Management Co., Ltd. and Shenzhen New Cleopatra Beauty & Salon Company Limited (3)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Vibrosaun International, Inc.’s Amended and Restated Certificate of Incorporation and By-laws, Exhibits 3.1 and 3.2, respectively, were previously filed with the SEC on Form 10, on September 12, 2008, and are herein incorporated by reference.

(2) Exhibit 3.3, the Filed Stamped Articles of Amendment including Agreement and Plan of Merger, was previously filed with the SEC as Exhibit 3.1 to Form 10-Q on August 16, 2010, and are herein incorporated by reference.

(3) Exhibits 10.1 and 10.2 were previously filed with the SEC on Form 10-K on April 15, 2011 and are herein incorporated by reference.